Form 10-Q
period 1996-03-31
INTERSTATE LAND INVESTORS I LTD PARTNERSHIP
filed 1996-05-15
CIK 835248

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X]               Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                                     or
[ ]               Transition Report Pursuant to Section 13 or
                 15(d) of the Securities Exchange Act of 1934

                   For Quarterly Period Ended MARCH 31, 1996
                       Commission file number 33-22420-A

                INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)

                NORTH CAROLINA                                                            56-1610635
        (State or other jurisdiction of                                                (I.R.S. Employer
        incorporation or organization)                                               Identification No.)

                        INTERSTATE TOWER P. O. BOX 1012
                            CHARLOTTE, NC 28201-1012
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (704) 379-9164
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

5,100 limited partnership units outstanding at April 30, 1996

                    Page 1 of 8 Sequentially Numbered Pages

                INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                  AS OF MARCH 31, 1996  AND DECEMBER 31, 1995

                                                        March 31,
                                                          1996        December 31,
                                                       (Unaudited)        1995
                                                       -----------    ------------
     ASSETS:

Land Held for Sale                                      $4,261,551     $4,261,551
Cash and Cash Equivalents                                    2,730          1,140
Other Assets                                                 1,330          1,330
                                                        ----------     ----------
                                                        $4,265,611     $4,264,021
                                                        ==========     ==========

     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Note Payable                                            $   17,000        $10,000
Accrued Liabilities                                         79,584         76,639
                                                        ----------     ----------
                                                            96,584         86,639
                                                        ----------     ----------

Class A Limited Partners' Interest                       4,169,030      4,177,384
Subordinated Limited Partners' Interest                         88             88
General Partners' Interest                                     (91)           (90)
                                                        ----------     ----------
                                                         4,169,027      4,177,382
                                                        ----------     ----------
                                                        $4,265,611     $4,264,021
                                                        ==========     ==========


                 See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                       CONDENSED STATEMENT OF OPERATIONS

                                  (Unaudited)

                                                Three                   Three
                                                Months                  Months
                                                Ended                   Ended
                                               March 31,               March 31,
                                                 1996                    1995
                                              ---------                ---------
INCOME:
Interest Income                                $    17                  $     13
                                               -------                  --------
                                                    17                        13

EXPENSES:
 Interest Expense                              $   320                  $      0
 Property Taxes                                      0                       356
 Professional and Legal Fees                     7,379                    10,087
 General and Administrative Costs                  673                        16
                                               -------                  --------
 Total Expenses                                  8,372                    10,459
                                               -------                  --------
NET LOSS                                       ($8,355)                 ($10,446)
                                               =======                  ========
NET LOSS ALLOCATION:
General Partners                                    (1)                       (1)
Class A Limited Partners                        (8,354)                  (10,445)
                                               -------                  --------
 Total Net Loss
  Allocated to Partners                        ($8,355)                 ($10,446)
                                               =======                  ========

CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                               5,100                     5,100
                                               -------                  --------
NET LOSS PER CLASS A
 LIMITED PARTNERSHIP UNIT                      $ (1.64)                 $  (2.05)
                                               =======                  ========

                 See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
               CONDENSED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (Unaudited)

                                                              Subordinated
                                      General    Limited        Limited
                                      Partners   Partners       Partner     Total
                                      --------   --------     ------------  -----
Partners' Equity (Deficit)
  at December 31, 1994                   ($88)  $4,199,114          $89   $4,199,115

Net Loss for the Three Months
  Ended March 31, 1995                     (1)     (10,445)           0      (10,446)
                                         ----   ----------          ---   ----------

PARTNERS' EQUITY (DEFICIT)
 AT MARCH 31, 1995                       ($89)  $4,188,669          $89   $4,188,669
                                         ====   ==========          ===   ==========


                                                               Subordinated
                                       General   Limited         Limited
                                       Partners  Partners        Partner     Total
                                       --------  --------        --------  ---------
Partners' Equity (Deficit)
  at December 31, 1995                   ($90)  $4,177,384          $88   $4,177,382

Net Loss for the Three Months
  Ended March 31, 1996                     (1)      (8,354)           0       (8,355)
                                         ----   ----------          ---   ----------

PARTNERS' EQUITY (DEFICIT)
 AT MARCH 31, 1996                       ($91)  $4,169,030          $88   $4,169,027
                                         ====   ==========          ===   ==========


                 See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                       CONDENSED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                        Three Months   Three Months
                                                           Ended          Ended
                                                         March 31,      March 31,
                                                            1996           1995
                                                        (Unaudited)    (Unaudited)
                                                        ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss                                                    ($8,355)      ($10,446)

Adjustments to reconcile net loss to
 net cash provided by (used for) operations:

  Increase in Property Taxes Payable                              0            356
  Increase in Accrued Liabilities                             2,945          8,501
                                                            -------       --------
Net Cash Provided by (Used for) Operating Activities         (5,410)        (1,589)

CASH FLOW FROM FINANCING ACTIVITIES:

Increase in Note Payable                                      7,000              0
                                                            -------       --------
Net Cash Provided by Financing Activities                     7,000              0

Increase (Decrease) in Cash and Cash Equivalents              1,590        (12,035)
                                                            -------       --------
Cash and Cash Equivalents at Beginning of period              1,140          1,858
                                                            -------       --------
Cash and Cash Equivalents at End of Period                  $ 2,730       ($10,177)
                                                            =======       ========


                 See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1996

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2. ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES:

Interstate Land Investors I Limited Partnership (the "Partnership" or "Registrant") is a North Carolina limited partnership. The Partnership filed a registration statement in 1988 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The offering became effective September 7, 1988 and was terminated September 30, 1988. Capital Contributions of $100 were received from the general partners and $5,100,000 from the limited partners. The limited partnership interests were sold in $1,000 units. On April 30, 1996 there were 520 unit holders of record. The Partnership's business now consists of holding for investment, disposing, and otherwise dealing in 97 acres of undeveloped land (the "Property") located in York County, South Carolina. As of April 30, 1996, the Partnership held all 97 acres of the Property.

                INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Registrant had $2,730 on hand in the form of cash and cash equivalents. These funds will be maintained as working capital reserves and will be used to fund future operating costs of the Registrant. The Registrant anticipates that it will incur operating expenses during 1996 that will require cash payment in excess of the cash and cash equivalents on hand as of March 31, 1996. The Registrant has executed a note payable to a General Partner in the amount of $50,000 which will be drawn down as funding for working capital is needed. The note will accrue interest at the rate of prime plus two percent and will extend through the term of the partnership, due upon the sale of the Property.

Until the Registrant disposes of its approximately 96.74 acre tract of land located in York County, South Carolina, its only sources of additional capital are loans and the interest earned on its short-term investments.

2. RESULTS OF OPERATIONS

         The Partnership reported a net loss of $8,355 for the three months ended March 31, 1996 as compared to $10,446 for the three months ended March 31, 1995. The decrease in net loss is due to the following:

         Professional and legal fees decreased from $10,087 for the three months ended March 31, 1995 to $7,379 for the three months ended March 31, 1996 due to a timing difference from 1995 to 1996 in payments made for accounting and tax services.


                INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         27 - Financial Data Schedule (for SEC use only)

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INTERSTATE LAND INVESTORS I
                                        LIMITED PARTNERSHIP
                                        (REGISTRANT)



                                        BY:   /s/ J. CHRISTOPHER BOONE
                                           -------------------------------------
                                           J. CHRISTOPHER BOONE
                                           ISC REALTY CORPORATION,
                                           GENERAL PARTNER AND PRINCIPAL
                                           EXECUTIVE OFFICER, PRINCIPAL
                                           FINANCIAL OFFICER OF THE REGISTRANT


DATE:  MAY 10, 1996
      -------------------------