Form 10-Q
period 1996-06-30
INTERSTATE LAND INVESTORS I LTD PARTNERSHIP
filed 1996-08-13
CIK 835248

                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X]              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                                      or
[  ]        Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                  For Quarterly Period Ended JUNE 30, 1996
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

                                Yes  X    No
                                ---     ----



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

5,100 limited partnership units outstanding at July 10, 1996

                   Page 1 of 9 Sequentially Numbered Pages

                INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS
                   AS OF JUNE 30, 1996 AND DECEMBER 31, 1995

                                                      June 30,
                                                        1996             December 31,
                                                     (Unaudited)            1995
                                                     -----------         ------------
     ASSETS:

Land Held for Sale                                   $4,261,551           $4,261,551
Cash and Cash Equivalents                                   312                1,140
Other Assets                                              1,330                1,330
                                                     ----------           ----------
                                                     $4,263,193           $4,264,021
                                                     ==========           ==========

     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Accrued Liabilities                                      82,822               76,639
Note Payable                                             18,000               10,000
                                                     ----------           ----------
                                                        100,822               86,639
                                                     ----------           ----------

Class A Limited Partners' Interest                    4,162,375            4,177,384
Subordinated Limited Partners' Interest                      88                   88
General Partners' Interest                                  (92)                 (90)
                                                     ----------           ----------

                                                      4,162,371            4,177,382
                                                     ----------           ----------
                                                     $4,263,193           $4,264,021
                                                     ==========           ==========


                 See Notes to Condensed Financial Statements

               INTERSTATE LAND INVEBSTORS I LIMITED PARTNERSHIP
                      CONDENSED STATEMENT OF OPERATIONS

                                 (Unaudited)


                                               Three             Three           Six            Six
                                               Months            Months         Months         Months
                                               Ended             Ended          Ended          Ended
                                              June 30,          June 30,       June 30,       June 30,
                                                1996              1995           1996           1995
                                              ---------         --------       --------       --------
INCOME:
Interest Income                               $    15            $     1       $     41       $     14
                                              -------            -------       --------       --------
                                                   15                  1             41             14

EXPENSES:
 Property Taxes                                     0                356              0            712
 Professional and Legal Fees                    6,019              2,653         13,413         12,740
 General and Administrative Costs                  47                250            706            266
 Interest Expense                                 465                 47            933             47
                                              -------            -------       --------       --------

 Total Expenses                                 6,531              3,306         15,052         13,765
                                              -------            -------       --------       --------

NET LOSS                                      ($6,516)           ($3,305)      ($15,011)      ($13,751)
                                              =======            =======       ========       ========

NET LOSS ALLOCATION:
General Partners                                   (1)                (0)            (2)            (1)
Class A Limited Partners                       (6,515)            (3,305)       (15,009)       (13,750)
                                              -------            -------       --------       --------
 Total Net Loss
  Allocated to Partners                       ($6,516)           ($3,305)      ($15,011)      ($13,751)
                                              =======            =======       ========       ========

CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                              5,100              5,100          5,100          5,100
                                              -------            -------       --------       --------

NET LOSS PER CLASS A
 LIMITED PARTNERSHIP UNIT                      ($1.28)            ($0.65)        ($2.94)        ($2.70)
                                              =======            =======       ========       ========




                  See Notes to Condensed Financial Statements

               INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
              CONDENSED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
               FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                 (Unaudited)

                                                                                          Subordinated
                                                    General              Limited             Limited
                                                    Partners             Partners            Partner            Total
                                                   ----------           -----------        ------------     -------------
Partners' Equity (Deficit)
  at December 31, 1994                                ($90)             $4,177,384         $     88          $4,177,382

Net Loss for the Six Months
  Ended June 30, 1995                                   (1)                (13,750)               0             (13,751)
                                                   -------              ----------         --------          ----------

PARTNERS' EQUITY (DEFICIT)
 AT JUNE 30, 1995                                     ($91)             $4,163,634         $     88          $4,163,631
                                                   =======              ==========         ========          ==========

                                                                                          Subordinated
                                                    General              Limited             Limited
                                                    Partners             Partners            Partner            Total
                                                   ----------           -----------        ------------     -------------

Partners' Equity (Deficit)
  at December 31, 1995                                ($90)             $4,177,384         $     88          $4,177,382

Net Loss for the Six Months
  Ended June 30, 1996                                   (2)                (15,009)               0             (15,011)
                                                   -------              ----------         --------          ----------

PARTNERS' EQUITY (DEFICIT)
 AT JUNE 30, 1996                                     ($92)             $4,162,375         $     88          $4,162,371
                                                   =======              ==========         ========          ==========


                 See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                              Six Months            Six Months
                                                                                Ended                Ended
                                                                               June 30,             June 30,
                                                                                 1996                 1995
                                                                              (Unaudited)           (Unaudited)
                                                                              -----------           -----------
CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss                                                                       $ (15,011)            $ (13,751)

Adjustments to reconcile net loss to
 net cash used for operations:

  Increase in Property Taxes Payable                                                   0                   712
  Increase in Accrued Liabilities                                                  6,183                 5,297
                                                                               ---------             ---------

Net Cash Used for Operating Activities                                            (8,828)               (7,742)


CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in Note Payable                                                           8,000                 7,000
                                                                               ---------             ---------
Net Cash Provided by Financing Activities                                          8,000                 7,000

Decrease in Cash and Cash Equivalents                                               (828)                 (742)
                                                                               ---------             ---------

Cash and Cash Equivalents at Beginning of period                                   1,140                 1,858
                                                                               ---------             ---------

Cash and Cash Equivalents at End of Period                                     $     312             $   1,116
                                                                               =========             =========

                 See Notes to Condensed Financial Statements

               INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                JUNE 30, 1996

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2. ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES:

Interstate Land Investors I Limited Partnership (the "Partnership" or "Registrant") is a North Carolina limited partnership. The Partnership filed a registration statement in 1988 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The offering became effective September 7, 1988 and was terminated September 30, 1988. Capital Contributions of $100 were received from the general partners and $5,100,000 from the limited partners. The limited partnership interests were sold in $1,000 units. On July 10, 1996, there were 520 unit holders of record. The Partnership's business now consists of holding for investment, disposing, and otherwise dealing in 97 acres of undeveloped land (the "Property") located in York County, South Carolina. As of July 31, 1996 the Partnership held all 97 acres of the Property.

Until January 1, 1992, the Managing General Partner was Performance Investments, Inc. (PII), which is 100% owned by Mr. William Garith Allen and a family member. Mr. Allen and ISC Realty Corporation (ISCR) are also General Partners in the Partnership and effective January 1, 1993 assumed the role of co-managing general partners. Interstate Development Associates (IDA) is holder of the Subordinated Limited Partner interest, which may be assigned by IDA to any of its affiliates at any time. Mr. Allen is a 50% general partner in IDA.

3. RELATED PARTY TRANSACTIONS:

The Partnership incurred expenses of $5,250 during the six month periods ended June 30, 1996 and 1995 for services rendered by ISCR in connection with certain administrative functions of the Partnership. Since payment of these fees is deferred, the fees are included in accrued liabilities in the accompanying balance sheets.

               INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Registrant had $312 on hand in the form of cash and cash equivalents. On May 22, 1995, the Partnership entered into an agreement with ISCR to advance funds to the Partnership up to $50,000. The advances accrue interest at the rate of prime plus 2% and will only be repaid to ISC Realty upon the sale of the property in accordance with Section 8.2 of the Agreement of Limited Partnership. Until the Registrant disposes of its approximately 96.74 acre tract of land located in York County, South Carolina, its only sources of additional capital are loans and advances.

2. RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

The Registrant reported a net loss for the six months ended June 30, 1996 of $15,011 as compared to a net loss of $13,751 for the same period in 1995.

The Registrant reported operating expenses of $15,052 for the six months ended June 30, 1996 as compared to $13,765 for the same period in 1995. The increase in operating expenses is primarily the result of an increase in interest expense and higher charges for investor processing services. Property tax expense decreased $712 for the six month period ended June 30, 1996 as compared to the same period in 1995 as a result of the property tax exemption filed in 1993 with the York County Assessors office.


THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 199

The Registrant reported a net loss of $6,516 for the three months ended
June 30, 1996 as compared to a net loss of $3,305 for the same period in 1995.

Professional and legal fees increased approximately $3,300 for the three months ended June 30, 1996 as compared to the same period in 1995 due to a difference in the timing of the payment of the 1996 audit and tax return costs.

               INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                         PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Partnership filed a complaint on May 24, 1996 against Mr. Allen for failure to purchase the property at the "Put Price". The outcome of the action is indeterminable at this time. The Partnership is seeking damages as determined by the court for breach of contract.

ITEM 2. CHANGES IN SECURITIES

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27 - Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K

No reports on Form 8-K were filed during the six months ended June 30, 1996.

               INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTERSTATE LAND INVESTORS I
                                    LIMITED PARTNERSHIP

                                    By:   ISC Realty Corporation,
                                          As Principal Executive Officer,
                                          Principal Financial Officer, and
                                          Principal Accounting Officer of the
                                          Registrant




                                          By:  /s/ J. Christopher Boone
                                               ------------------------
                                                J. Christopher Boone
                                                President




Dated: August 13, 1996
       -------------------