Form 10-Q
period 1996-09-30
INTERSTATE LAND INVESTORS I LTD PARTNERSHIP
filed 1996-11-14
CIK 835248

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

                For Quarterly Period Ended SEPTEMBER 30, 1996
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

5,100 limited partnership units outstanding at November 8, 1996



                   Page 1 of 9 Sequentially Numbered Pages

                INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                            Condensed Balance Sheets
                 As of September 30, 1996 and December 31, 1995



                                                                 September 30,
                                                                     1996           December 31,
                                                                  (Unaudited)           1995
                                                                 -------------      ------------
     ASSETS:

Land Held for Sale                                                $4,261,551       $4,261,551
Cash and Cash Equivalents                                               (137)           1,140
Other Assets                                                           1,330            1,330
                                                                  ----------       ----------
                                                                  $4,262,744       $4,264,021
                                                                  ==========       ==========


     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Accrued Liabilities                                                   86,057           76,639
Note Payable                                                          20,000           10,000
                                                                  ----------       ----------
                                                                  $  106,057       $   86,639
                                                                  ----------       ----------

Class A Limited Partners' Interest                                 4,156,691        4,177,384
Subordinated Limited Partners' Interest                                   88               88
General Partners' Interest                                               (92)             (90)
                                                                  ----------       ----------
                                                                   4,156,687        4,177,382
                                                                  ----------       ----------
                                                                  $4,262,744       $4,264,021
                                                                  ==========       ==========



            See attached notes to the condensed financial statements

                INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                       Condensed Statement of Operations
                                  (Unaudited)


                                                 Three            Three            Nine             Nine
                                                Months           Months           Months           Months
                                                 Ended            Ended            Ended            Ended
                                             September 30,    September 30,    September 30,    September 30,
                                                 1996             1995             1996             1995
                                             -------------    -------------     ------------    -------------
INCOME:
 Interest Income                               $     7          $    14         $     48         $     28
                                               -------          -------         --------         --------
                                                     7               14               48               28

EXPENSES:
 Property Taxes                                     28              356               86            1,068
 Professional and Legal Fees                     3,283            4,454           16,696           17,194
 Interest expense                                  523              219            1,456              266
 General and Administrative Costs                1,344              455            2,505              721
                                               -------          -------         --------         --------

 Total Expenses                                  5,178            5,484           20,743           19,249
                                               -------          -------         --------         --------

NET LOSS                                       $(5,171)         $(5,470)        $(20,695)        $(19,221)
                                               =======          =======         ========         ========


NET LOSS ALLOCATION:
General Partners                                   ($1)             ($1)             ($2)             ($2)
Class A Limited Partners                        (5,170)          (5,469)         (20,693)         (19,219)
                                               -------          -------         --------         --------

 Total Net Loss
  Allocated to Partners                         (5,171)          (5,470)         (20,695)         (19,221)
                                               =======          =======         ========         ========


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                               5,100            5,100            5,100            5,100
                                               =======          =======         ========         ========


NET LOSS PER CLASS A
 LIMITED PARTNERSHIP UNIT                      $ (1.01)         $ (1.07)        $  (4.06)        $  (3.77)
                                               =======          =======         ========         ========

           See attached notes to the condensed financial statements

                INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

               Condensed Statement of Partners' Equity (Deficit)
             For the Nine Months ended September 30, 1996 and 1995

                                  (Unaudited)


                                                                    Subordinated
                                       General     Limited            Limited        Limited
                                       Partners    Partners           Partner         Total
                                       --------    --------         ------------     -------
Partners' Equity (Deficit)
  at December 31, 1994                   $(88)   $4,199,114             $89        $4,199,115

Net Loss for the Nine Months
  Ended September 30, 1995                 (2)      (19,219)              0           (19,221)
                                         ----    ----------             ---        ----------

PARTNERS' EQUITY (DEFICIT)
 AT SEPTEMBER 30, 1995                   $(90)   $4,179,895             $89        $4,179,894
                                         ====    ==========             ===        ==========



Partners' Equity (Deficit)
  at December 31, 1995                   $(90)   $4,177,384             $88        $4,177,382

Net Loss for the Nine Months
  Ended September 30, 1996                 (2)      (20,693)              0           (20,695)
                                         ----    ----------             ---        ----------


PARTNERS' EQUITY (DEFICIT)
 AT SEPTEMBER 30, 1996                   $(92)   $4,156,691             $88        $4,156,687
                                         ====    ==========             ===        ==========




            See attached notes to the condensed financial sttemens

                INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                       Condensed Statements of Cash Flows
             For the Nine Months ended September 30, 1996 and 1995

                                                                     Nine Months              Nine Months
                                                                        Ended                    Ended
                                                                    September 30,            September 30,
                                                                        1996                     1995
                                                                     (Unaudited)              (Unaudited)
                                                                     -----------              -----------
CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss                                                              $(20,695)               $(19,221)

Adjustments to reconcile net loss to
 net cash used for operations:

  Increase (Decrease) in Property Taxes Payable                             86                   1,068
  Increase in Accrued Liabilities                                        9,332                   8,141
                                                                      --------                --------
                                                                         9,418                   9,209

Net Cash used for Operating Activities                                 (11,277)                (10,012)
                                                                      --------                --------

CASH FLOW FROM FINANCING ACTIVITIES:

  Increase in Note Payable                                              10,000                   9,000
                                                                      --------                --------

Net Cash Provided by Financing Activities                               10,000                   9,000
                                                                      --------                --------

Decrease in Cash and Cash Equivalents                                   (1,277)                 (1,012)

Cash and Cash Equivalents at Beginning of Period                         1,140                   1,858
                                                                      --------                --------

Cash and Cash Equivalents at End of Period                            $   (137)               $    846
                                                                      ========                ========




           See attached notes to the condensed financial statements

               INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                             SEPTEMBER 30, 1996

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2. ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES:

Interstate Land Investors I Limited Partnership (the "Partnership" or "Registrant") is a North Carolina limited partnership. The Partnership filed a registration statement in 1988 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The offering became effective September 7, 1988, and was terminated September 30, 1988. Capital Contributions of $100 were received from the general partners and $5,100,000 from the limited partners. The limited partnership interests were sold in $1,000 units. On October 31, 1996, there were 520 unit holders of record. The Partnership's business now consists of holding for investment, disposing, and otherwise dealing in 97 acres of undeveloped land (the "Property") located in York County, South Carolina. As of October 31, 1996, the Partnership held all 97 acres of the Property.

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

3. RELATED PARTY TRANSACTIONS:

The Partnership incurred expenses of $7,875 during the nine month periods ended September 30, 1996 and 1995, for services rendered by ISCR in connection with certain administrative functions of the Partnership. Since payment of these fees is deferred, the fees are included in accrued liabilities in the accompanying balance sheets.

               INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Registrant had an overdraft balance of $137. On May 22, 1995, the Partnership entered into an agreement with ISCR to advance funds to the Partnership up to $50,000. As of September 30, 1996, $20,000 had been advanced from ISCR to the Partnership. It is anticipated that future deficits at the Partnership will be funded from ISCR in the same manner. Under the Partnership Agreement, the General Partner shall lend funds to the Partnership as and when necessary sufficient to pay expenses of the Partnership where the Working Capital Reserve is inadequate to cover payment of such expenses. Any such loans by the General Partners will be repaid out of the first available funds of the Partnership with interest at the Prime Rate plus 2%. Until the Registrant disposes of its approximately 96.74 acre tract of land located in York County, South Carolina, its only sources of additional capital are loans and advances.

2. RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996, AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

The Registrant reported a net loss for the nine months ended September 30, 1996, of $20,695 as compared to a net loss of $19,221 for the same period in 1995.

The Registrant reported operating expenses of $20,743 for the nine months ended September 30, 1996, as compared to $19,249 for the same period in 1995. The increase in operating expenses is primarily the result of an increase in interest expense and higher charges for investor processing services. Property tax expense decreased $982 for the nine month period ended September 30, 1996, as compared to the same period in 1995 as a result of the property tax exemption filed in 1993 with the York County Assessors office.


THREE MONTHS ENDED SEPTEMBER 30, 1996, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

The Registrant reported a net loss of $5,171 for the three months ended September 30, 1996, as compared to a net loss of $5,470 for the same period in 1995.

Professional and legal fees decreased approximately $1,171 for the three months ended September 30, 1996, as compared to the same period in 1995 due to a difference in the timing of the payment of the 1996 audit and tax return costs.

               INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         The Partnership filed a complaint on May 24, 1996, against Mr. Allen for failure to purchase the property at the "Put Price". The outcome of the action is indeterminable at this time. The Partnership is seeking damages as determined by the court for breach of contract. Mr. Allen has answered the complaints and generally denied liability.

ITEM 2. CHANGES IN SECURITIES

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27  Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K

No reports on Form 8-K were filed during the nine months ended September 30, 1996.

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


                                   INTERSTATE LAND INVESTORS I
                                   LIMITED PARTNERSHIP

                                   By:   ISC Realty Corporation,
                                         As Principal Executive Officer,
                                         Principal Financial Officer, and
                                         Principal Accounting Officer of the
                                         Registrant




                                  By:    /s/  J. Christopher Boone
                                         -----------------------------------
                                              J. Christopher Boone
                                              President




Dated: November 14, 1996