Form 10-K405
period 1996-12-31
INTERSTATE LAND INVESTORS I LTD PARTNERSHIP
filed 1997-03-25
CIK 835248

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark one)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required, Effective October 7, 1996] For the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from _______________ to _______________

Commission File Number 33-22420-A

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)

     North Carolina                                     56-1610635
-----------------------                    ------------------------------------
(State of Organization)                    (I.R.S. Employer Identification No.)

121 W. Trade St., Charlotte, North Carolina                28202
-------------------------------------------                -----
 (Address of principal executive offices)                (Zip Code)


        Registrant's telephone number, including area code (704) 379-9164
                                                           --------------

        Securities Registered Pursuant to Section 12(b) of the Act: NONE
                                                                    ----

        Securities Registered Pursuant to Section 12(g) of the Act: NONE
                                                                    ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)
                Not applicable as all securities are non-voting.

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date

              5,100 limited partnership units as of March 10, 1997

Documents Incorporated by Reference: See Item 14

                    Page 1 of 13 sequentially numbered pages

                                     PART I

ITEM 1 - BUSINESS

         Interstate Land Investors I (the "Registrant" or the "Partnership") is a North Carolina limited partnership organized as of May 18, 1988 to acquire for investment, hold on an unencumbered basis and dispose of an approximately 96.74-acre tract of land located in York County, South Carolina (the "Property"). Until January 1, 1992 the General Partners of the Registrant were Performance Investments, Inc., a North Carolina corporation ("PII"), William Garith Allen ("Allen") and ISC Realty Corporation, a North Carolina corporation ("ISCR"). Allen is the President, a director and a 50% shareholder of PII. PII filed bankruptcy in 1992 under Chapter 11 of the Bankruptcy Code. ISCR is a North Carolina corporation wholly owned by Interstate/Johnson Lane, Inc. Effective January 1, 1992, ISCR and Allen assumed the role of co-managing general partners (hereinafter referred to collectively as the "General Partners" or the "Co-Managing General Partners") and PII converted to a limited partner.

         The Registrant offered (the "Offering") 5,100 units of Class A Limited Partnership Interests (the "Units") at $1,000 per Unit pursuant to a Registration Statement effective September 7, 1988 filed under the Securities Act of 1933, as amended (the "Act"). On September 30, 1988, the Offering was terminated (the "Closing") with aggregate net proceeds from the Offering totaling $5,096,360. After deduction for selling commissions and organization and offering expenses of $624,400, net proceeds of $4,471,960 were available to the Registrant for the acquisition of the Property. In addition to these proceeds, the General Partners and their affiliates contributed amounts totaling $200.

         The Property was purchased by the Registrant on September 30, 1988 for $4,200,000. Interstate Development Associates ("IDA"), a North Carolina general partnership composed of Allen and his father, William G. Allen, Jr., had purchased the Property on September 29, 1987. IDA acquired the Property for a gross purchase price of $3,325,000 plus closing costs of $172,719 or a total of $3,497,719. In addition, IDA incurred carrying costs aggregating approximately $1,086,486, making its total investment in the Property approximately $4,584,205. IDA's excess costs in the Property $384,205 will be returned to IDA as part of subordinated return of $1,050,000 payable out of the net proceeds of the future sale of the Property, assuming sufficient proceeds, after the investors receive a return of their invested capital plus a 14% noncompounded annual return. The Registrant does not anticipate the acquisition of any additional properties.

         The Registrant's principal investment objectives are to: (1) preserve and protect capital invested in the Registrant, (2) provide a relatively low-risk real estate investment through debt-free ownership of the Property, (3) provide long-term appreciation in the value of the Property, and (4) provide protection for investors against inflation. The Registrant intends to accomplish its objectives through holding the Property and subsequently disposing of it at an appropriate time.

         The disposition of the Property by the Registrant may result in substantial fees to the General Partners and their affiliates. Reference is made to Item 13 herein for a description of certain transactions between the Registrant and the General Partners and their affiliates.

         No mortgage indebtedness was incurred in connection with the acquisition of the Property.

         The Registrant has developed a master land use plan for the Property and ultimately will sell individual tracts to third-party developers and users as mixed commercial use parcels. It is anticipated that portions of the Property will be designated for retail, office, industrial and possibly hotel use. It is not contemplated that the Registrant will undertake construction of substantial improvements on the Property.

         Upon the sale of all or a portion of the Property by the Registrant, the proceeds of the sale will be distributed to the investors. The General Partners currently intend to dispose of the Property purchased within five to ten years of the purchase. However, the investors had a one-time right to direct the Registrant to dispose of the Property upon the fifth anniversary of the Closing of the Offering for a price not less than $7,185,000 ("Put Price") reduced by the net proceeds to the Registrant from the sale of other parcels within the Property by the Registrant. The limited partners voted to direct the General Partners to sell the property at the Put Price as more fully explained in Item 4.

         The Registrant in seeking to secure purchasers for its Property will be competing with many other real estate investment partnerships as well as individuals, insurance companies, banks and other entities engaged in real estate investment activities including, perhaps, certain affiliates of the General Partners.

         The General Partners or their affiliates currently serve as general partners in over 19 public and private partnerships which currently own various types of real property. None of the prior partnerships sponsored by the General Partners or their affiliates now contemplate the acquisition of any additional properties of the type purchased by the Registrant. However, it is likely that the General Partners or their affiliates will sponsor additional public or private partnerships in the future. In addition, the General Partners and their affiliates are and will continue to be engaged in the business of real estate investment, development and management apart from their involvement in the Registrant.

         Interstate Land Investors II Limited Partnership ("Interstate II"), a North Carolina limited partnership organized as of July 27, 1989, whose General Partners are the same as the Registrant's, acquired two tracts of land located immediately to the south of and adjoining the Property. The first tract is an approximately 76.74 acre tract fronting on Interstate 77. The second tract located south of the Property and northeast to the 76.74 acre tract is approximately 20 acres. Also, Interstate II had an option to purchase an approximately 91.64 acre tract located immediately south of and adjacent to the two tracts previously purchased by that partnership. That 91.64 tract was subdivided into four subtracts and Interstate II acquired two of the four subtracts in November, 1990. It is anticipated that Interstate II will hold all of its tracts as one investment property. The property acquired by Interstate II should be deemed to be in direct competition with the Property. In addition, the close proximity of these competing parcels may give rise to conflicts of interest between Allen and ISCR as General Partners and the Registrant and Interstate II. In addition, conflicts of interest may arise in connection with the business of each General Partner in other partnerships, private and public, of which the General Partners are affiliated at such time as the Registrant attempts to sell or otherwise dispose of the Property owned by the Registrant.

         The General Partners will devote only so much of their time to the business of the Registrant as in their judgment and experience is reasonably required. The General Partners are engaged in other activities which also require their time and attention.

         As of March 10, 1997, the Registrant did not directly employ any persons in a full-time position. Certain employees of the General Partners and affiliates performed services for the Registrant during the year.

ITEM 2 - PROPERTY

         The Property is located 11 miles south of the Central Business District of Charlotte, North Carolina along the I-77 corridor and approximately 8.6 miles north of Rock Hill, South Carolina. While the Property is located in northeastern York County, South Carolina, the Property is considered a part of the Charlotte MSA.

         The Property has approximately 4,188 feet of frontage along the east side of I-77 and 840 feet of frontage along U.S. Highway 21. The Property is an irregularly shaped parcel containing approximately 96.74 acres. The primary access to the Property will be U.S. Highway 21. It intersects with Carowinds Boulevard, approximately 5,100 feet north of the Property. Carowinds Boulevard in turn intersects with I-77 approximately 1,700 feet north of the Property.

         The topography of the Property consists of generally rolling terrain. The Property is level to the street grade of U.S. Highway 21 and is also level to the street grade of I-77 along the western boundary of the Property. The Property is not located within any floodplain areas and drainage appears to be adequate. The Property is approximately 95% wooded, covered with vegetation indigenous to the Piedmont section of the Carolinas. The soil is generally of a clay-type and is capable of supporting conventional spread footings which would be used in development of the Property.

         Utilities that are or will be available to the Property include water, sewer, electricity and telephone. Sanitary sewage disposal and water will be provided by North County Service Company, a private utility company. A sewage treatment plant serving the Property will be located west of the Property. This facility was approved by York County to serve the immediate area in and around the subject Property and is subject to the regulations of York County. Performance Consultants, Inc. ("PCI"), an affiliate of PII and Allen, has entered into an Agreement with North County Service Company dated January 9, 1987, under which North County Service Company has agreed to expand its waste treatment facility in order to treat waste from the Property and certain other properties owned by affiliates of PII and Allen. In return, the Registrant will be obligated to reimburse PCI or to pay a fee directly to North County Service Company. The fees to be charged by North County Service Company will be absorbed and paid by the ultimate purchasers and developers of the Property. The proposed utilities appear to be of sufficient capacity to serve the site for future development.

         There is a 10-foot wide American Telephone & Telegraph Company buried toll line easement which traverses the Property. However, it is not anticipated that this easement will inhibit the potential development of the Property or adversely affect its market value.

         The Property is currently zoned for agricultural use, by York County, South Carolina, however, if a sale of the property occurred zoning would revert to UDD (urban development district). The purpose of such zoning designation is to permit maximum flexibility in response to market demands in specific areas of York County and to minimize land use conflicts in such areas. The permitted uses in UDD districts range from residential to business development, including industrial developments. For business and industrial development, there are no minimum lot area requirements for UDD-zoned areas. There are various building setback requirements in a UDD depending upon the type of development. None of the setback requirements under the zoning classification are deemed onerous. There is no open space ratio requirement for business or industrial use.

ITEM 3 - LEGAL PROCEEDINGS

         In May, 1996, the Partnership filed a Complaint in the General Court of Justice, Superior Court Division against William Garith Allen, a General Partner, seeking damages for Mr. Allen's failure to purchase the Property at the Put Price. The Partnership is seeking damages equal to the difference between the current value of the Property and the Put Price. The lawsuit is in the preliminary discovery stage. Mr. Allen has not asserted any claims against the Partnership and the Partnership believes that its claims against Mr. Allen have merit. Mr. Allen has asserted that he is insolvent and will be unable to satisfy any award that the Partnership may recover. The Partnership is investigating that assertion and will continue to evaluate the claim and the likelihood of any recovery based upon the information received from Mr. Allen.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The limited partners voted to direct the General Partners to sell the Property at the Put Price in the third quarter of 1992. The General Partners began efforts to market the Property in accordance with the limited partners vote. In accordance with the vote, the Property was to be sold by September of 1993, or at that time Allen was required to purchase the Property at the Put Price. As explained in Item 3 above, the Partnership is seeking damages for Mr. Allen's failure to purchase the Property at the Put Price.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
         HOLDER MATTERS

         Transfer of the Units is subject to certain restrictions contained in the Limited Partnership Agreement. There is no established market for the Units and it is not anticipated that any will occur in the future. The Registrant is aware of no significant resales of Units since the Closing on September 30, 1988. As of March 10, 1997, 523 persons were record owners of 5,100 Units.

         The Registrant in each year allocates to the investors and the General Partners any net profit prior to a sale of the Property. Such allocations to the investors are credited against their preferred return due to them on their invested capital. Net losses for each year are also allocated to the investors and the General Partners in accordance with their respective capital accounts. The Registrant does not intend to make any distributions of available cash prior to the sale of all or a portion of the Property.

ITEM 6 - SELECTED FINANCIAL DATA (AUDITED)

SELECTED STATEMENT OF OPERATIONS DATA


                               Year Ended     Year ended   Year ended    Year ended      Year ended
                              December 31,   December 31,  December 31,  December 31,   December 31,
                                  1996          1995          1994          1993           1992
                                  ----          ----          ----          ----           ----
Interest and Other
 Income                         $     60      $     42      $    280      $   1,404      $  4,047
Expenses                          27,280        21,775        24,082        101,522        83,453
                                --------      --------      --------      ---------      --------

Net Loss                         (27,220)      (21,733)      (23,802)      (100,118)      (79,406)
                                ========      ========      ========      =========      ========


Net Loss Allocated
 to Class A limited
 partners                        (27,216)      (21,730)      (23,799)      (100,105)      (79,396)
                                ========      ========      ========      =========      ========


Net Loss Per Class A
 limited partnership
 unit                              (5.28)        (4.22)        (4.62)        (19.43)       (15.41)
                                ========      ========      ========      =========      ========

SELECTED BALANCE SHEET DATA


                     December 31,   December 31,   December 31,   December 31,   December 31,
                         1996           1995           1994           1993           1992
                         ----           ----           ----           ----           ----

Total Assets          $4,262,844     $4,264,021     $4,264,739     $4,304,842     $4,394,461
Total Liabilities        112,682         86,639         65,624         81,925         71,426
                      ----------     ----------     ----------     ----------     ----------
Partner's Capital     $4,150,162     $4,177,382     $4,199,115     $4,222,917     $4,323,035
                      ==========     ==========     ==========     ==========     ==========

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         Until the Registrant disposes of the Property, its only sources of additional capital are loans and the interest earned on its short-term investments. The Registrant's ability to maintain cash adequate to meet its needs will be dependent upon the availability of financing and successful operations of its real estate investment. As of December 31, 1996, the remaining funds of the Registrant were $234. In accordance with the Partnership Agreement, the General Partners are required to advance any additional funds needed for operations . ISCR is entitled to accrue interest on any loans provided to the Partnership at the rate of prime plus two percent. As of May 23, 1995 the General Partner, ISCR, entered into a line of credit agreement in the amount of $100,000 with the Partnership to provide additional funds as needed. The note will accrue interest at prime plus 2% and will only be repaid upon the sale of the property in accordance with Section 8.2 of the Agreement of Limited Partnership. The balance of the note plus accrued interest at December 31, 1996, is $26,057.

Results of Operations

COMPARISON OF THE FISCAL YEAR ENDED DECEMBER 31, 1996, TO THE FISCAL YEAR ENDED DECEMBER 31, 1995

         The Registrant reported a net loss in the amount of $27,220 for the year ended December 31, 1996, as compared to a net loss of $21,733 for the year ended December 31, 1995.

         Professional fees increased $1,016 during 1996 due to increased legal expenses in relation to the Allen Put Obligation (see Item 4).

         Interest expense increased $1,391 during 1996 due to higher amounts outstanding on the note payable to ISCR.

         General and administrative expense increased by $3,088 due primarily to additional costs incurred in conjunction with the Registrant changing its reporting service.


COMPARISON OF THE FISCAL YEAR ENDED DECEMBER 31, 1995, TO THE FISCAL YEAR ENDED DECEMBER 31, 1994.

         The Registrant reported a net loss in the amount of $21,733 for the year ended December 31, 1995, as compared to a net loss of $23,802 for the year ended December 31, 1994.

         Professional fees decreased approximately $1,500 during 1995 as the result of a timing difference of audit and tax fees paid in 1995 as compared to 1994.

         Interest expense increased $514 during 1995 due to the interest incurred on borrowings made under the note payable to ISCR during 1995.

         Property tax expense decreased approximately $1,300 as a result of the agricultural exemption granted by York County. See Note 5 to the Financial Statements for further discussion.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is included as a separate section to this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements in connection with the December 31, 1996, financial statements or changes in accountants during the fiscal period ended December 31, 1996.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Registrant has no directors or executive officers. PII, the former managing general partner, filed for relief from creditors under Chapter 11 of the Bankruptcy Code during 1992. Effective January 1, 1992, the general partner interest of PII was converted to that of a Class A Limited Partner retaining the same interest in the Partnership's net profit, losses and distributions as it had as a general partner subject to the same priority of the other Class A Limited Partners.

         Information as to ISCR, one of the current Co-Managing General Partners, is as follows:


                                      Information About Directors
         Name                            and Executive Officers
         ----                            ----------------------

J. Christopher Boone         Director and President of ISCR since
                             February, 1989.  He is 38 years old.

Parks H. Dalton              Director of ISCR.  He is 67 years old.

Edward C. Ruff               Director of ISCR.  He is 57 years old.

Robert B. McGuire            Treasurer of ISCR.  He is 49 years old.

Michael D. Hearn             Director of ISCR.  He is 44 years old.

Michael A. Paschall          Vice President of ISCR.  He is 32 years old.

         J. Christopher Boone is a Managing Director of Interstate/Johnson Lane Corporation ("I/JL"), an affiliate of ISCR and President of ISCR. Prior to joining the Selling Agent in 1984, Mr. Boone was a tax specialist for Coopers & Lybrand. He received a bachelor's degree in business administration with an emphasis in accounting from the University of North Carolina at Chapel Hill.

         Parks H. Dalton was a director of Interstate/Johnson Lane, Inc. (the "Company") from 1985 until his retirement in 1988. He also served as Chief Executive Officer of I/JL from 1968 to 1988, President from 1968 to 1983, and Chairman from 1983 to 1988. In November 1990, he was re-elected Chairman and Chief Executive Officer of I/JL. He was re-elected as a director of the Company in July 1990 and as Chairman and Chief Executive Officer of the Company in September 1990. In 1994, he transferred the duties of Chief Executive Officer to the current President of I/JL and currently remains Chairman. He is a director of ISCR.

         Edward C. Ruff is Senior Managing Director and Chief Financial Officer of I/JL. He also serves as a member of the Board of Directors and Management Committee of I/JL. Mr. Ruff has been with I/JL since 1976. He is a graduate of the University of San Francisco, with a bachelor's degree in accounting.

         Robert B. McGuire is Treasurer of ISC Realty Corporation. In addition, he is Senior Vice President and Treasurer of I/JL. Mr. McGuire received a B.A. in Business Administration from Furman University and a Masters in Business Administration from Emory University.

         Michael D. Hearn has served as Secretary and General Counsel of I/JL since 1985. He is a Senoir Managing Director and a member of the Board of Directors of I/JL. Mr. Hearn received a Bachelor of Science degree in Business Administration and a Juris Doctor from the University of North Carolina at Chapel Hill. He is Secretary of ISCR. In May of 1992 he was elected a Director of ISCR.

         Michael A. Paschall, Vice President of ISCR since 1996 and Vice President of I/JL since 1996. Prior to joining I/JL in 1996, Mr. Paschall was Assistant Vice President and Investment Officer of First Union National Bank of North Carolina. Mr. Paschall received a Bachelor of Arts degree in English and Economics from the University of North Carolina at Chapel Hill and a Juris Doctor from Wake Forest University.

         Each officer and director holds office until his death, resignation, retirement, removal, disqualification or his successor is elected and qualified.

         The other Co-Managing General Partner, is William Garith Allen. Allen is the Chief Executive Officer and sole shareholder of Performance Investments, Inc., a North Carolina corporation organized in 1974 that is principally active in the acquisition, financing, development, sales, marketing and administration of various subdivisions and other real estate investments sold by Allen. Allen is also the sole shareholder of Performance Consultants, Inc., a North Carolina corporation organized in 1981 to acquire property and assist development entities in locating various public and private sources of funds. In addition, Allen and his father, William G. Allen, Jr., are the sole shareholders of Investment Brokers, Inc., a North Carolina corporation organized in 1979. This corporation is primarily involved in the acquisition and sale of property.

ITEM 11 - EXECUTIVE COMPENSATION

         No remuneration was paid or accrued for the account of any partner, officer or director of the General Partner during the Partnership fiscal year ended December 31, 1996.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

                                                                Amount and
                                                                Nature of
                                                                Beneficial
    Partner Type                Name & Address                  Ownership             Class
    ------------                --------------                  ---------             -----
Subordinated limited      Interstate Development                   $100               100%
  Partner                   Associates

General Partner           William Garith Allen                       50                50%

General Partner           ISC Realty Corporation                     50                50%

Class A Limited           ISC Realty Corporation                100,000               2.0%

Class A Limited           Performance Investments, Inc.             100              <0.1%


         As of March 10, 1997, no persons known to the Registrant have beneficial ownership of more than 5% of the Units.

         As of March 10, 1997, none of the individual directors and officers of the General Partners had subscribed for Units.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1996, there were no payments made to related parties in excess of $60,000.

                During the period ended December 31, 1996, ISCR earned $10,500 for monitoring the operations of the Registrant on behalf of the investors and performing certain administrative functions. However, the payment of such administrative fee is deferred until sale of the Property and return to the investors of their invested capital plus the preferred return. The deferred portion of this fee may accrue interest at the prime rate plus 1%.

During 1996, the Partnership accrued interest at the rate of prime plus 2% on the outstanding balance of borrowing made against a note made by ISCR to the Partnership. This amount will not be paid until the property is sold or the Partnership is liquidated.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

         (a) Financial Statements and Schedules. See Index to Financial Statements included in Appendix A to this Form 10-K. Schedules are omitted because they are not applicable, not required or because the requested information is included in the Financial Statements or notes thereto.

         (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter of the period covered by this Report.

         (c) Exhibits.

                  27.  Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERSTATE LAND INVESTORS I
                                        A NORTH CAROLINA LIMITED PARTNERSHIP


                                        BY:  ISC REALTY CORPORATION
                                             GENERAL PARTNER




                                        BY:  /s/ J. CHRISTOPHER BOONE
                                             -----------------------------
                                             J. CHRISTOPHER BOONE
                                             PRESIDENT

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


         Signature                     Title                       Date
         ---------                     -----                       ----


/S/ J. Christopher Boone           Director and                 March 25, 1997
------------------------------     President of
J. Christopher Boone               ISC Realty
                                   Corporation





/S/ Edward C. Ruff                 Director of                  March 25, 1997
------------------------------     ISC Realty
Edward C. Ruff                     Corporation





/S/Parks H. Dalton                 Director of                  March 25, 1997
------------------------------     ISC Realty
Parks H. Dalton                    Corporation





/S/Michael D. Hearn                Director of                  March 25, 1997
------------------------------     ISC Realty
Michael D. Hearn                   Corporation

                                                                      APPENDIX A


                           INTERSTATE LAND INVESTORS I
                               LIMITED PARTNERSHIP

                              Financial Statements
                               for the years ended
                        December 31, 1996, 1995 and 1994

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP


                                    Contents


                                                                     Page
                                                                     ----

Report of Independent Certified Public Accountants..........          2

Balance Sheets..............................................          3

Statements of Partners' Capital.............................          4

Statements of Operations....................................          5

Statements of Cash Flows....................................          6

Notes to Financial Statements...............................       7-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Partners
Interstate Land Investors I Limited Partnership
Charlotte, North Carolina


We have audited the balance sheets of Interstate Land Investors I Limited Partnership as of December 31, 1996 and 1995 and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Managing General Partner (see Note 1). Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Managing General Partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interstate Land Investors I Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.



                                    /s/ Cherry Bekaert & Holland, L.L.P.



Charlotte, North Carolina
January 16, 1997

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                                 Balance Sheets
                           December 31, 1996 and 1995


                                     ASSETS

                                                                   1996              1995
                                                               -----------       -----------

Land held for appreciation ..............................      $ 4,261,551       $ 4,261,551
Cash and cash equivalents ...............................              234             1,140
Account receivable - related party ......................            1,059             1,059
Other receivable ........................................             --                 271
                                                               -----------       -----------

                                                               $ 4,262,844       $ 4,264,021
                                                               ===========       ===========




                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
    Advance from related party ..........................      $    23,637       $    10,000
    Accrued administrative fee - related party ..........           86,625            76,125
    Accrued interest - related party ....................            2,420               514
                                                               -----------       -----------

                                                                   112,682            86,639

Partners' capital
    Class A limited partners' interest (authorized,
       issued and outstanding 5,100 units) ..............        4,150,168         4,177,384
    Subordinated limited partner's interest .............               87                88
    General partners' capital deficiency ................              (93)              (90)
                                                               -----------       -----------
                                                                 4,150,162         4,177,382

                                                               $ 4,262,844       $ 4,264,021
                                                               ===========       ===========




See notes to financial statements.

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                         Statements of Partners' Capital
                  Years ended December 31, 1996, 1995 and 1994


                                             Class A           Subordinated
                                         Limited Partners         Limited    General
                                      Units         Amount        Partner    Partners       Total
                                      -----         ------        -------    --------       -----
Partners' capital (deficiency) -
    December 31, 1993 ..........      5,100      $ 4,222,913       $ 90       $(86)      $ 4,222,917

Net loss, year ended
    December 31, 1994 ..........       --            (23,799)        (1)        (2)          (23,802)
                                      -----      -----------       ----       ----       -----------

Partners' capital (deficiency) -
    December 31, 1994 ..........      5,100        4,199,114         89        (88)        4,199,115

Net loss, year ended
    December 31, 1995 ..........       --            (21,730)        (1)        (2)          (21,733)
                                      -----      -----------       ----       ----       -----------

Partners' capital (deficiency) -
    December 31, 1995 ..........      5,100        4,177,384         88        (90)        4,177,382

Net loss, year ended
    December 31, 1996 ..........       --            (27,216)        (1)        (3)          (27,220)
                                      -----      -----------       ----       ----       -----------

Partners' capital (deficiency) -
    December 31, 1996 ..........      5,100      $ 4,150,168       $ 87       $(93)      $ 4,150,162
                                      =====      ===========       ====       ====       ===========





See notes to financial statements.

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                            Statements of Operations
                  Years ended December 31, 1996, 1995 and 1994



                                                     1996           1995           1994
                                                   --------       --------       --------

INCOME
    Interest ................................      $     60       $     42       $    280
                                                   --------       --------       --------

EXPENSES
    Property tax ............................           115            105          1,425
    Professional fees .......................        11,399         10,383         11,907
    Interest expense ........................         1,905            514           --
    General and administrative ..............        13,861         10,773         10,750
                                                   --------       --------       --------
                                                     27,280         21,775         24,082
                                                   --------       --------       --------

       NET LOSS .............................      $(27,220)      $(21,733)      $(23,802)
                                                   ========       ========       ========

NET LOSS ALLOCATED TO:
    Class A limited partners ................      $(27,216)      $(21,730)      $(23,799)
    Subordinated limited partner ............            (1)            (1)            (1)
    General partners ........................            (3)            (2)            (2)
                                                   --------       --------       --------
                                                   $(27,220)      $(21,733)      $(23,802)
                                                   ========       ========       ========


Class A limited partnership units outstanding         5,100          5,100          5,100
                                                   ========       ========       ========

Net loss per weighted average Class A
    limited partnership unit ................      $  (5.28)      $  (4.22)      $  (4.62)
                                                   ========       ========       ========




See notes to financial statements.

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                            Statements of Cash Flows
                  Years ended December 31, 1996, 1995 and 1994


                                                          1996           1995           1994
                                                       --------       --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss ....................................      $(27,220)      $(21,733)      $(23,802)
    Adjustments to reconcile net loss to net
       cash used for operating activities:
       Decrease in accounts receivable ..........           271           --             --
       Increase (decrease) in accrued liabilities        12,406         11,015        (16,301)
                                                       --------       --------       --------
          NET CASH USED FOR OPERATING ACTIVITIES        (14,543)       (10,718)       (40,103)
                                                       --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in advance from related party ......        13,637         10,000           --
                                                                      --------       --------

          NET DECREASE IN CASH AND CASH
               EQUIVALENTS ......................          (906)          (718)       (40,103)

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF YEAR ....................................         1,140          1,858         41,961
                                                       --------       --------       --------

CASH AND CASH EQUIVALENTS AT END OF YEAR ........      $    234       $  1,140       $  1,858
                                                       ========       ========       ========


See notes to financial statements.

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Interstate Land Investors I Limited Partnership (the Partnership) is a North Carolina limited partnership formed, on May 18, 1988, to acquire for investment, hold for appreciation and ultimately dispose, without substantial improvement, approximately 97 acres of undeveloped land in York County, South Carolina.

Until January 1, 1992, the Managing General Partner was Performance Investments, Inc. (PII) (see Note 6), which is 100% owned by Mr. William Garith Allen and a family member. Mr. Allen and ISC Realty Corporation (ISCR) are also General Partners in the Partnership and effective January 1, 1992 assumed the role of co-managing general partners. Interstate Development Associates (IDA) is holder of the Subordinated Limited Partner interest, which may be assigned by IDA to any of its affiliates at any time. Mr. Allen is a 50% general partner in IDA.

The General Partners are solely responsible for the day-to-day management and operation of the property. ISCR is responsible for certain administrative functions of the Partnership and is entitled to an annual administrative fee of up to $10,500. Payment of such administrative fee is deferred until the sale of the property and the return of the Class A Limited Partners' invested capital plus their preferred return, as defined. Any such deferred fee will accrue interest at the prime rate plus 1%. However, because of the uncertainty as to the ultimate collection of this interest, ISCR has elected not to accrue such interest in the Partnership's financial statements.

CASH EQUIVALENTS

For purposes of the statements of cash flows, the Partnership considers highly liquid investments having maturities of three months or less to be cash equivalents. At December 31, 1996, 1995 and 1994, all of the Partnership's cash consisted of monies deposited through Interstate/Johnson Lane, Inc. (a related company to ISCR) in a money market fund invested in United States Government obligations.

CAPITALIZATION POLICIES

The costs of acquiring land, including related closing and predevelopment costs, are capitalized and will be allocated to cost of sales as sales of the property occur.

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                        December 31, 1996, 1995 and 1994


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Items of income or loss of the Partnership are included in the income tax returns of the partners. Accordingly, the Partnership makes no provision for federal and state income taxes.

NET LOSS PER CLASS A LIMITED PARTNERSHIP UNIT

Net loss per weighted average Class A limited partnership unit is calculated based on the loss allocated to such partners without giving consideration to the conversion of PII's general partner interest (see Note 6).

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - ALLOCATIONS AND DISTRIBUTIONS OF NET PROFITS AND LOSSES

Under the terms of the partnership agreement, net profit and distributions of available cash in each year prior to a sale of the property will be allocated 99% to the Class A Limited Partners and 1% to the General Partners. Net losses shall be allocated among the partners in accordance with their respective capital accounts. Special allocations are provided for any gains or losses arising from the sale of the property and for the related cash distributions. In no event, shall the portion of any item of partnership income, gain, loss, deduction or credit allocated to the original General Partners (see Note 6) be less than 1%. IDA, as the Subordinated Limited Partner, may be entitled to certain distributions from sale of the property assuming sufficient proceeds exist after the return of the Class A Limited Partners' invested capital plus their preferred return, as defined, and after payment to the General Partners of any deferred fees plus interest owed. IDA's subordinated return is $1,050,000. Additionally, as Subordinated Limited Partner, IDA may, under certain circumstances, as defined, receive an additional distribution arising from the sale of the property equal to 5% of the net sale proceeds after deducting the distributions described above to the Class A Limited Partners, General Partners and Subordinated Limited Partner.

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                        December 31, 1996, 1995 and 1994


NOTE 2 - ALLOCATIONS AND DISTRIBUTIONS OF NET PROFITS AND LOSSES (CONTINUED)

In September 1992, upon the approval of the holders of 67% of the Class A Limited Partner interests and upon meeting certain conditions in the partnership agreement, these Partners exercised their one-time right to direct the General Partners to sell the property at a price no less than $7,185,000. In accordance with this vote, the property was to be sold by September 1993, or at that time, Mr. Allen (see Note 1) became obligated to purchase the property at the stipulated price. Because the required date of purchase expired, the Partnership investigated the legal remedies available that would best benefit the Partnership in 1993. In 1996, 1995 and 1994, no further events have occurred regarding the Partnership's planned course of action.


NOTE 3 - RELATED PARTIES AND RELATED PARTY TRANSACTIONS

In 1988, the Partnership purchased the property from IDA for $4,200,000. An acquisition fee of $50,000 was paid to PII for services in connection with the acquisition of the property. These costs, as well as legal and other acquisition expenses, are included in land on the accompanying balance sheets.

ISCR purchased 100 units of Class A Limited Partner interests at the full offering price ($1,000 a unit). These units are included in Class A Limited Partners' interest on the balance sheets. Also, employees of the General Partners and affiliates purchased 104 units of Class A Limited Partner interests at a total discount of $3,640.

The Partnership incurred expense of $10,500 in 1996, 1995 and 1994, respectively, for services rendered by ISCR in connection with certain administrative functions of the Partnership. Since payment of these fees is deferred as described in Note 1, the fees are included as accrued administrative fees in the accompanying balance sheets, and as general and administrative expenses in the accompanying statements of operations.

The Partnership has the same General Partners as and owns land adjacent to Interstate Land Investors II Limited Partnership (Interstate II). The Property owned by Interstate II is in direct competition with the Partnership's property. No financial statement transactions have occurred between these Partnerships.

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                        December 31, 1996, 1995 and 1994


NOTE 4 - ADVANCE FROM RELATED PARTY

On May 23, 1995, the Partnership obtained an advance from ISCR, for which total borrowings cannot exceed $50,000. Interest is charged on this advance at 2% above the announced prime lending rate of NationsBank, N.A. (Carolinas), resulting in a rate of 10.25% and 10.5% at December 31, 1996 and 1995, respectively. ISCR has received a mortgage and assignment of rents and leases on the property as security. Interest shall accrue on this advance and shall be paid along with the outstanding principal balance on the earlier of:

- Sale or disposition of all or any portion or part of the property securing the mortgage instrument,

- The date ISCR is removed as Managing General Partner of the Partnership, or

-   The date the Partnership terminates its legal existence.

The agreement with ISCR requires that the Partnership comply with certain covenants, which are not financial in nature.


NOTE 5 - PROPERTY TAXES

Based upon efforts and studies performed in 1993, the property was rezoned from commercial property to agricultural property effective with the 1994 tax assessment. However, if the property is sold within five years from the reclassification date, then the property resumes its status as commercial property and the Partnership becomes liable for the annual difference between the commercial property tax and the tax with the agricultural exemption. If this occurs, this liability will be treated as a selling expense at the time of sale. Based upon the 1993 assessment at commercial zoning and the 1994, 1995 and 1996 assessments at agriculture zoning, the potential reduction in sales proceeds would be approximately $87,650 if the property were sold in 1997. Any reduction in sales proceeds, if the property were sold beyond 1997 but still during the period of five years from the reclassification date, would depend on the tax rates and assessed values in effect during this period.

If it were to be determined that the Partnership was not adequately meeting the requirements to maintain its agricultural exemption, then the Partnership could become liable for the annual difference between the commercial property tax and the tax with the agricultural exemption.

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                        December 31, 1996, 1995 and 1994


NOTE 6 - OTHER MATTER

PII is currently seeking relief under Chapter 11 of the United States Bankruptcy Code. The provisions of the partnership agreement stipulate that the filing of a bankruptcy petition by PII automatically causes its interest to be converted from that of a general partner to that of a Class A Limited Partner. In November 1991, PII consented to the conversion of its interest to that of a Class A Limited Partner, to become effective January 1, 1992. PII, however, retains the same interest in the Partnership's net profit, losses and distributions as it had as a general partner subject to the same priority of the other Class A Limited Partners (see Note 1).