Form 10-Q
period 1997-03-31
INTERSTATE LAND INVESTORS I LTD PARTNERSHIP
filed 1997-05-13
CIK 835248

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

                    For Quarterly Period Ended March 31, 1997
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

5,100 limited partnership units outstanding at April 30, 1997

                    Page 1 of 8 Sequentially Numbered Pages

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                   AS OF MARCH 31, 1997, AND DECEMBER 31, 1996

                                                           March 31,
                                                              1997             December 31,
                                                          (Unaudited)             1996
                                                          -----------          -----------
     ASSETS:

Land Held for Sale                                        $ 4,261,551          $ 4,261,551
Cash and Cash Equivalents                                           0                  234
Other Assets                                                    1,059                1,059
                                                          -----------          -----------

                                                          $ 4,262,610          $ 4,262,844
                                                          ===========          ===========

     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Checks Written in Excess of Recorded Bank Balance         $     1,935          $         0
Note Payable                                                   27,137               23,637
Accrued Liabilities                                            92,532               89,045
                                                          -----------          -----------

                                                              121,604              112,682
                                                          -----------          -----------


Class A Limited Partners' Interest                          4,141,013            4,150,168
Subordinated Limited Partners' Interest                            87                   87
General Partners' Interest                                        (94)                 (93)
                                                          -----------          -----------

                                                            4,141,006            4,150,162
                                                          -----------          -----------

                                                          $ 4,262,610          $ 4,262,844
                                                          ===========          ===========


                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                           Three            Three
                                           Months           Months
                                           Ended            Ended
                                          March 31,        March 31,
                                            1997             1996
                                          -------          -------

INCOME:
Interest Income                           $    28          $    17
                                          -------          -------
                                               28               17

EXPENSES:
 Interest Expense                         $   720          $   320
 Property Tax Expense                          29               26
 Insurance Expense                            114              114
 Professional and Legal Fees                7,330            7,379
 General and Administrative Costs             991              673
                                          -------          -------

 Total Expenses                             9,184            8,512
                                          -------          -------

NET LOSS                                  ($9,156)         ($8,495)
                                          =======          =======

NET LOSS ALLOCATION:
General Partners                               (1)              (1)
Class A Limited Partners                   (9,155)          (8,494)
                                          -------          -------

 Total Net Loss
  Allocated to Partners                   ($9,156)         ($8,495)
                                          =======          =======


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                          5,100            5,100
                                          -------          -------

NET LOSS PER CLASS A
 LIMITED PARTNERSHIP UNIT                 ($ 1.80)         ($ 1.67)
                                          =======          =======


                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                CONDENSED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)

                                                                    Subordinated
                                     General          Limited          Limited
                                     Partners         Partners         Partner          Total
                                   -----------      -----------      -----------     -----------

Partners' Equity (Deficit)
  at December 31, 1995                ($90)         $ 4,177,384          $88         $4,177,382

Net Loss for the Three Months
  Ended March 31, 1996                  (1)              (8,494)           0             (8,495)
                                      ----          -----------          ---         ----------


PARTNERS' EQUITY (DEFICIT)
 AT MARCH 31, 1996                    ($91)         $ 4,168,890          $88         $4,168,887
                                      ====          ===========          ===         ==========


                                                                    Subordinated
                                     General          Limited          Limited
                                     Partners         Partners         Partner          Total
                                   -----------      -----------      -----------     -----------

Partners' Equity (Deficit)
  at December 31, 1996                ($93)         $ 4,150,168          $87         $4,150,162

Net Loss for the Three Months
  Ended March 31, 1997                  (1)              (9,155)           0             (9,156)
                                      ----          -----------          ---         ----------


PARTNERS' EQUITY (DEFICIT)
 AT MARCH 31, 1997                    ($94)         $ 4,141,013          $87         $4,141,006
                                      ====          ===========          ===         ==========


                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                        Three Months     Three Months
                                                           Ended            Ended
                                                         March 31,        March 31,
                                                           1997             1996
                                                        (Unaudited)      (Unaudited)
                                                        -----------      -----------

CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss                                                 ($9,156)         ($8,495)

Adjustments to reconcile net loss to
  net cash provided by (used for) operations:

  Increase in Accrued Liabilities                          3,487            3,085
                                                         -------          -------

Net Cash Used for Operating Activities                    (5,669)          (5,410)

CASH FLOW FROM FINANCING ACTIVITIES:

Increase in Note Payable                                   3,500            7,000
                                                         -------          -------
Net Cash Provided by Financing Activities                  3,500            7,000

Increase (Decrease) in Cash and Cash Equivalents          (2,169)           1,590
                                                         -------          -------

Cash and Cash Equivalents at Beginning of period             234            1,140
                                                         -------          -------

Cash and Cash Equivalents at End of Period               ($1,935)         $ 2,730
                                                         =======          =======



                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

               Notes to Condensed Financial Statements (unaudited)

                                 March 31, 1997

1. Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2. Organization and Summary of Accounting Policies:

Interstate Land Investors I Limited Partnership (the "Partnership" or "Registrant") is a North Carolina limited partnership. The Partnership filed a registration statement in 1988 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The offering became effective September 7, 1988, and was terminated September 30, 1988. Capital Contributions of $100 were received from the general partners and $5,100,000 from the limited partners. The limited partnership interests were sold in $1,000 units. On April 30, 1997, there were 523 unit holders of record. The Partnership's business now consists of holding for investment, disposing, and otherwise dealing in 97 acres of undeveloped land (the "Property") located in York County, South Carolina. As of April 30, 1997, the Partnership held all 97 acres of the Property.

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                  Item 2 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations

1. Liquidity and Capital Resources

As of March 31, 1997, the Registrant had checks written in excess of recorded bank balance of $1,935. To cover cash needs and meet the operating expenses of the partnership, the Registrant has executed a note payable to a General Partner in the amount of $50,000 which will be drawn down as funding for working capital is needed. The note will accrue interest at the rate of prime plus two percent and will extend through the term of the partnership, due upon the sale of the Property.

Until the Registrant disposes of its approximately 96.74 acre tract of land located in York County, South Carolina, its only sources of additional capital are loans and the interest earned on its short-term investments.

2. Results of Operations

         The Partnership reported a net loss of $9,156 for the three months ended March 31, 1997, as compared to $8,495 for the three months ended March 31, 1996. The decrease in net loss is due to the following:

         Interest expense increased by $400 due to greater balances outstanding on the note payable. Property tax expense, insurance expense and professional and legal fees were roughly in line with 1996 first quarter results. General and Administrative costs increased $318 due to one-time expenses related to a change in the partnership's reporting service.

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

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

             EX-27    FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended March 31, 1997.

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

                                        INTERSTATE LAND INVESTORS I
                                        LIMITED PARTNERSHIP
                                        (Registrant)

                                  BY:   /s/ J. Christopher Boone
                                        ----------------------------------------
                                        J. Christopher Boone
                                        ISC Realty Corporation,
                                        General Partner and Principal Executive
                                        Officer, Principal Financial Officer of
                                        the Registrant


DATE: May 10, 1997