Form 10-Q
period 1997-06-30
INTERSTATE LAND INVESTORS I LTD PARTNERSHIP
filed 1997-08-13
CIK 835248

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

                    For Quarterly Period Ended JUNE 30, 1997
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

5,100 limited partnership units outstanding at July 31, 1997

                     Page 1 of 9 Sequentially Numbered Pages

               INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                           CONDENSED BALANCE SHEETS
                  AS OF JUNE 30, 1997, AND DECEMBER 31, 1996

                                                          June 30,
                                                            1997              December 31,
                                                         (Unaudited)             1996
                                                         -----------          -----------
     ASSETS:

Land Held for Sale                                       $ 4,261,551          $ 4,261,551
Cash and Cash Equivalents                                      3,484                  234
Other Assets                                                   1,059                1,059
                                                         -----------          -----------

                                                         $ 4,266,094          $ 4,262,844
                                                         ===========          ===========


     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Accrued Liabilities                                           95,783               89,045
Note Payable                                                  37,137               23,637
                                                         -----------          -----------

                                                             132,920              112,682
                                                         -----------          -----------

Class A Limited Partners' Interest                         4,133,182            4,150,168
Subordinated Limited Partners' Interest                           87                   87
General Partners' Interest                                       (95)                 (93)
                                                         -----------          -----------

                                                           4,133,174            4,150,162
                                                         -----------          -----------

                                                         $ 4,266,094          $ 4,262,844
                                                         ===========          ===========

                 See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                         Three          Three            Six              Six
                                         Months         Months          Months           Months
                                         Ended          Ended           Ended            Ended
                                        June 30,       June 30,        June 30,         June 30,
                                          1997           1996            1997            1996
                                        -------        -------         --------         --------
INCOME:
Interest Income                         $    52        $    15         $     80         $     41
                                        -------        -------         --------         --------
                                             52             15               80               41

EXPENSES:
 Property Taxes                              28             28               57               57
 Insurance Expense                          114            114              228              228
 Professional and Legal Fees              5,724          5,905           14,045           13,185
 General and Administrative Costs         1,080             19            1,080              649
 Interest Expense                           938            465            1,658              933
                                        -------        -------         --------         --------

 Total Expenses                           7,884          6,531           17,068           15,052
                                        -------        -------         --------         --------

NET LOSS                                ($7,832)       ($6,516)        ($16,988)        ($15,011)
                                        =======        =======         ========         ========

NET LOSS ALLOCATION:
General Partners                             (1)            (1)              (2)              (2)
Class A Limited Partners                 (7,831)        (6,515)         (16,986)         (15,009)
                                        -------        -------         --------         --------

 Total Net Loss
  Allocated to Partners                 ($7,832)       ($6,516)        ($16,988)        ($15,011)
                                        =======        =======         ========         ========


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                        5,100          5,100            5,100            5,100
                                        -------        -------         --------         --------

NET LOSS PER CLASS A
 LIMITED PARTNERSHIP UNIT               ($ 1.54)       ($ 1.28)        ($  3.33)        ($  2.94)
                                        =======        =======         ========         ========


                   See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                CONDENSED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                FOR THE SIX MONTHS ENDED JUNE 30, 1997, AND 1996

                                   (Unaudited)

                                                             Subordinated
                                General         Limited        Limited
                                Partners        Partners       Partner         Total
                                --------        --------       -------         -----
Partners' Equity (Deficit)
  at December 31, 1995            ($90)       $ 4,177,384        $88       $ 4,177,382

Net Loss for the Six Months
  Ended June 30, 1996               (2)           (15,009)         0       ($   15,011)
                                  ----        -----------        ---       -----------


PARTNERS' EQUITY (DEFICIT)
 AT JUNE 30, 1996                 ($92)       $ 4,162,375        $88       $ 4,162,371
                                  ====        ===========        ===       ===========

                                                             Subordinated
                                General         Limited        Limited
                                Partners        Partners       Partner         Total
                                --------        --------       -------         -----
Partners' Equity (Deficit)
  at December 31, 1996            ($93)       $ 4,150,168        $87       $ 4,150,162

Net Loss for the Six Months
  Ended June 30, 1997               (2)           (16,986)         0           (16,988)
                                  ----        -----------        ---       -----------


PARTNERS' EQUITY (DEFICIT)
 AT JUNE 30, 1997                 ($95)       $ 4,133,182        $87       $ 4,133,174
                                  ====        ===========        ===       ===========


                   See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997, AND 1996

                                                                          Six Months        Six Months
                                                                            Ended             Ended
                                                                           June 30,          June 30,
                                                                             1997              1996
                                                                          (Unaudited)       (Unaudited)
                                                                          -----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss                                                                   ($16,988)         ($15,011)

Adjustments to reconcile net loss to net cash used for operations:

  Increase in Accrued Liabilities                                             6,738             6,183
                                                                           --------          --------

Net Cash Used for Operating Activities                                      (10,250)           (8,828)


CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in Note Payable                                                     13,500             8,000
                                                                           --------          --------
Net Cash Provided by Financing Activities                                    13,500             8,000

Decrease in Cash and Cash Equivalents                                         3,250              (828)
                                                                           --------          --------

Cash and Cash Equivalents at Beginning of period                                234             1,140
                                                                           --------          --------

Cash and Cash Equivalents at End of Period                                 $  3,484          $    312
                                                                           ========          ========


                   See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1997

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2. ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES:

Interstate Land Investors I Limited Partnership (the "Partnership" or "Registrant") is a North Carolina limited partnership. The Partnership filed a registration statement in 1988 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The offering became effective September 7, 1988, and was terminated September 30, 1988. Capital Contributions of $100 were received from the general partners and $5,100,000 from the limited partners. The limited partnership interests were sold in $1,000 units. On July 31, 1997, there were 523 unit holders of record. The Partnership's business now consists of holding for investment, disposing, and otherwise dealing in 97 acres of undeveloped land (the "Property") located in York County, South Carolina. As of July 31, 1997, the Partnership held all 97 acres of the Property.

Until January 1, 1992, the Managing General Partner was Performance Investments, Inc. (PII), which is 100% owned by Mr. William Garith Allen and a family member. Mr. Allen and ISC Realty Corporation (ISCR) are also General Partners in the Partnership and effective January 1, 1993, assumed the role of co-managing general partners. Interstate Development Associates (IDA) is holder of the Subordinated Limited Partner interest, which may be assigned by IDA to any of its affiliates at any time. Mr. Allen is a 50% general partner in IDA.

3. RELATED PARTY TRANSACTIONS:

The Partnership incurred expenses of $5,250 during the six month periods ended June 30, 1997, and 1996 for services rendered by ISCR in connection with certain administrative functions of the Partnership. Since payment of these fees is deferred, the fees are included in accrued liabilities in the accompanying balance sheets.

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Registrant had $3,484 on hand in the form of cash and cash equivalents. On May 22, 1995, the Partnership entered into an agreement with ISCR to advance funds to the Partnership up to $50,000. The advances accrue interest at the rate of prime plus 2% and will only be repaid to ISC Realty upon the sale of the property in accordance with Section 8.2 of the Agreement of Limited Partnership. Until the Registrant disposes of its approximately 96.74 acre tract of land located in York County, South Carolina, its only sources of additional capital are loans and advances.

2. RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997, AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

The Registrant reported a net loss for the six months ended June 30, 1997, of $16,988 as compared to a net loss of $15,011 for the same period in 1996.

The Registrant reported operating expenses of $17,068 for the six months ended June 30, 1997, as compared to $15,052 for the same period in 1996. The increase in operating expenses is primarily the result of increased interest expense due to greater borrowings as well as higher charges for investor processing services.


THREE MONTHS ENDED JUNE 30, 1997, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

The Registrant reported a net loss of $7,832 for the three months ended June 30, 1997, as compared to a net loss of $6,516 for the same period in 1996.

General and administrative expense increased $1,061 for the three months ended June 30, 1997, as compared to the same period in 1996 due to a difference in the timing of the payment of costs related to required SEC filings for the Registrant.

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

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             EX 27    FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

         (b) Reports on Form 8-K

No reports on Form 8-K were filed during the six months ended June 30, 1997.

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


                                       INTERSTATE LAND INVESTORS I
                                       LIMITED PARTNERSHIP

                                       By:   ISC Realty Corporation,
                                             As Principal Executive Officer,
                                             Principal Financial Officer, and
                                             Principal Accounting Officer of the
                                             Registrant




                                             By:   /s/ J. Christopher Boone
                                                   ---------------------------
                                                   J. Christopher Boone
                                                   President




Dated: August 13, 1997