Form 10-Q
period 1997-09-30
INTERSTATE LAND INVESTORS I LTD PARTNERSHIP
filed 1997-11-10
CIK 835248

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                                       or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For Quarterly Period Ended SEPTEMBER 30, 1997
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


5,100 limited partnership units outstanding at November 8, 1997


                    Page 1 of 10 Sequentially Numbered Pages

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996



                                                          September 30,
                                                               1997          December 31,
                                                           (Unaudited)           1996
                                                          -------------      ------------
     ASSETS:

Land Held for Sale                                         $ 4,261,551       $ 4,261,551
Cash and Cash Equivalents                                        2,307               234
Other Assets                                                     1,059             1,059
                                                           -----------       -----------
                                                           $ 4,264,917       $ 4,262,844
                                                           ===========       ===========


     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Accrued Liabilities                                             99,543            89,045
Note Payable                                                    37,137            23,637
                                                           -----------       -----------
                                                           $   136,680           112,682
                                                           -----------       -----------

Class A Limited Partners' Interest                           4,128,245         4,150,168
Subordinated Limited Partners' Interest                             87                87
General Partners' Interest                                         (95)              (93)
                                                           -----------       -----------
                                                             4,128,237         4,150,162
                                                           -----------       -----------
                                                           $ 4,264,917       $ 4,262,844
                                                           ===========       ===========



            See attached notes to the condensed financial statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                Three            Three              Nine               Nine
                                             Months Ended     Months Ended       Months Ended      Months Ended
                                             September 30,    September 30,      September 30,     September 30,
                                                  1997            1996               1997              1996
                                             -------------    -------------      -------------     -------------
INCOME:
 Interest Income                               $     41          $      7          $    121          $     48
                                               --------          --------          --------          --------
                                                     41                 7               121                48

EXPENSES:
 Property Taxes                                      59                28                87                86
 Insurance Expense                                  113               114               341               455
 Professional and Legal Fees                      3,458             3,283            17,503            16,696
 Interest expense                                   992               523             2,650             1,456
 General and Administrative Costs                   385             1,230             1,465             2,050
                                               --------          --------          --------          --------

 Total Expenses                                   5,007             5,178            22,046            20,743
                                               --------          --------          --------          --------

NET LOSS                                       $ (4,966)         $ (5,171)         $(21,925)         $(20,695)
                                               ========          ========          ========          ========


NET LOSS ALLOCATION:
General Partners                               $     (0)         $     (1)         $     (2)         $     (2)
Class A Limited Partners                         (4,966)           (5,170)          (21,923)          (20,693)
                                               --------          --------          --------          --------

 Total Net Loss
  Allocated to Partners                          (4,966)           (5,171)          (21,925)          (20,695)
                                               ========          ========          ========          ========


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                                5,100             5,100             5,100             5,100
                                               ========          ========          ========          ========


NET LOSS PER CLASS A
 LIMITED PARTNERSHIP UNIT                      $  (0.97)         $  (1.01)         $  (4.30)         $  (4.06)
                                               ========          ========          ========          ========


            See attached notes to the condensed financial statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                Condensed Statement of Partners' Equity (Deficit)
              For the Nine Months ended September 30, 1997 and 1996

                                   (Unaudited)

                                                                                   Subordinated
                                            General             Limited               Limited             Limited
                                            Partners            Partners              Partner              Total
                                          -----------          -----------         ------------         -----------
Partners' Equity (Deficit)
  at December 31, 1995                    $       (88)         $ 4,199,114          $        89         $ 4,199,115

Net Loss for the Nine Months
  Ended September 30, 1996                         (2)             (20,693)                   0             (20,695)
                                          -----------          -----------          -----------         -----------


PARTNERS' EQUITY (DEFICIT)
 AT SEPTEMBER 30, 1996                    $       (90)         $ 4,178,421          $        89         $ 4,178,420
                                          ===========          ===========          ===========         ===========




Partners' Equity (Deficit)
  at December 31, 1996                    $       (93)         $ 4,150,168          $        87         $ 4,150,162

Net Loss for the Nine Months
  Ended September 30, 1997                         (2)             (21,923)                   0             (21,925)
                                          -----------          -----------          -----------         -----------


PARTNERS' EQUITY (DEFICIT)
 AT SEPTEMBER 30, 1997                    $       (95)         $ 4,128,245          $        87         $ 4,128,237
                                          ===========          ===========          ===========         ===========



            See attached notes to the condensed financial statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                       Nine Months       Nine Months
                                                          Ended              Ended
                                                      September 30,      September 30,
                                                          1997               1996
                                                       (Unaudited)       (Unaudited)
                                                      -------------      -------------
CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss                                                $(21,925)         $(20,695)

Adjustments to reconcile net loss to
 net cash used for operations:

  Increase in Property Taxes Payable                          86                86
  Increase in Accrued Liabilities                         10,412             9,332
                                                        --------          --------
                                                          10,498             9,418

Net Cash used for Operating Activities                   (11,427)          (11,277)
                                                        --------          --------

CASH FLOW FROM FINANCING ACTIVITIES:

  Increase in Note Payable                                13,500            10,000
                                                        --------          --------

Net Cash Provided by Financing Activities                 13,500            10,000
                                                        --------          --------

Decrease in Cash and Cash Equivalents                      2,073            (1,277)

Cash and Cash Equivalents at Beginning
 of Period                                                   234             1,140
                                                        --------          --------

Cash and Cash Equivalents at End of Period              $  2,307          $   (137)
                                                        ========          ========


            See attached notes to the condensed financial statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2. ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES:

Interstate Land Investors I Limited Partnership (the "Partnership" or "Registrant") is a North Carolina limited partnership. The Partnership filed a registration statement in 1988 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The offering became effective September 7, 1988, and was terminated September 30, 1988. Capital Contributions of $100 were received from the general partners and $5,100,000 from the limited partners. The limited partnership interests were sold in $1,000 units. On October 31, 1997, there were 523 unit holders of record. The Partnership's business now consists of holding for investment, disposing, and otherwise dealing in 97 acres of undeveloped land (the "Property") located in York County, South Carolina. As of October 31, 1997, the Partnership held all 97 acres of the Property.

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

3. RELATED PARTY TRANSACTIONS:

The Partnership incurred expenses of $7,875 during the nine month periods ended September 30, 1997 and 1996, for services rendered by ISCR in connection with certain administrative functions of the Partnership. Since payment of these fees is deferred, the fees are included in accrued liabilities in the accompanying balance sheets.

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP


                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1. LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Registrant had $2,307 on hand in the form of cash and cash equivalents. On May 22, 1995, the Partnership entered into an agreement with ISCR to advance funds to the Partnership up to $50,000. As of September 30, 1997, $37,137 had been advanced from ISCR to the Partnership. It is anticipated that future deficits at the Partnership will be funded from ISCR in the same manner. Under the Partnership Agreement, the General Partner shall lend funds to the Partnership as and when necessary sufficient to pay expenses of the Partnership where the Working Capital Reserve is inadequate to cover payment of such expenses. Any such loans by the General Partners will be repaid out of the first available funds of the Partnership with interest at the Prime Rate plus 2%. Until the Registrant disposes of its approximately 96.74 acre tract of land located in York County, South Carolina, its only sources of additional capital are loans and advances.

2. RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997, AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

The Registrant reported a net loss for the nine months ended September 30, 1997, of $21,925 as compared to a net loss of $20,695 for the same period in 1996.

The Registrant reported operating expenses of $22,046 for the nine months ended September 30, 1997, as compared to $20,743 for the same period in 1996. The increase in operating expenses is primarily the result of an increase in interest expense and higher charges for investor processing services. Administrative and insurance expense were slightly lower for the nine month period ended September 30, 1997, as compared to the same period in 1996 as a result of the timing of the payments in 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1997, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

The Registrant reported a net loss of $4,966 for the three months ended September 30, 1997, as compared to a net loss of $5,171 for the same period in 1996.

General and administrative expense decreased approximately $845 for the three months ended September 30, 1997, as compared to the same period in 1996 due to lower administrative costs associated with the operation of the Partnership. Interest expense increased $469 to $992 for the three month period in 1997 compared to 1996 due to greater amounts outstanding under the line of credit with ISC Realty Corporation.

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

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             EX-27         FINANCIAL DATA SCHEDULE  (FOR SEC USE ONLY)

         (b) Reports on Form 8-K

No reports on Form 8-K were filed during the nine months ended September 30, 1997.

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

                                         INTERSTATE LAND INVESTORS I
                                         LIMITED PARTNERSHIP

                                         By: ISC Realty Corporation,
                                             As Principal Executive Officer,
                                             Principal Financial Officer, and
                                             Principal Accounting Officer of the
                                             Registrant

                                             By: /s/ J. CHRISTOPHER BOONE
                                                 -------------------------------
                                                 J. Christopher Boone
                                                 President

Dated: November 10, 1997
       ------------------------