Form 10-K405
period 1997-12-31
INTERSTATE LAND INVESTORS I LTD PARTNERSHIP
filed 1998-03-31
CIK 835248

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark one)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required] For the fiscal year ended December 31, 1997 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]
    For the transition period from _______________ to _______________

Commission File Number 33-22420-A

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)

     North Carolina                                    56-1610635
-----------------------                  ------------------------------------
(State of Organization)                  (I.R.S. Employer Identification No.)

201 N. Tryon St., Charlotte, North Carolina                          28202
-------------------------------------------                        ----------
 (Address of principal executive offices)                          (Zip Code)


       Registrant's telephone number, including area code: (704) 379-9164
                                                           --------------

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

 Yes   X   No
     ----     ----


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

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date

              5,100 limited partnership units as of March 19, 1998

Documents Incorporated by Reference: See Item 14

                    Page 1 of 12 sequentially numbered pages

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

         The Registrant plans to hold the property for future appreciation. It is not contemplated that the Registrant will undertake construction of substantial improvements on the Property.

         Upon the sale of all or a portion of the Property by the Registrant, the proceeds of the sale will be distributed to the investors. The General Partners currently intend to dispose of the Property purchased within ten to fifteen years of the purchase. However, the investors had a one-time right to direct the Registrant to dispose of the Property upon the fifth anniversary of the Closing of the Offering for a price not less than $7,185,000 ("Put Price") reduced by the net proceeds to the Registrant from the sale of other parcels within the Property by the Registrant. The limited partners voted to direct the General Partners to sell the property at the Put Price as more fully explained in Item 4.

         The Registrant in seeking to secure purchasers for its Property will be competing with many other real estate investment partnerships as well as individuals, insurance companies, banks and other entities engaged in real estate investment activities including, perhaps, certain affiliates of the General Partners.

         The General Partners or their affiliates currently serve as general partners in over 12 public and private partnerships which currently own various types of real property. None of the prior partnerships sponsored by the General Partners or their affiliates now contemplate the acquisition of any additional properties of the type purchased by the Registrant. However, it is likely that the General Partners or their affiliates will sponsor additional public or private partnerships in the future. In addition, the General Partners and their affiliates are and will continue to be engaged in the business of real estate investment, development and management apart from their involvement in the Registrant.

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

         As of March 19, 1998, the Registrant did not directly employ any persons in a full-time position. Certain employees of the General Partners and affiliates performed services for the Registrant during the year.

ITEM 2 - PROPERTY

         The Property is located 11 miles south of the Central Business District of Charlotte, North Carolina along the I-77 corridor and approximately 8.6 miles north of Rock Hill, South Carolina. While the Property is located in northeastern York County, South Carolina, the Property is considered a part of the Charlotte MSA.

         The Property has approximately 4,188 feet of frontage along the eastern side of I-77 and 840 feet of frontage along U.S. Highway 21. The Property is an irregularly shaped parcel containing approximately 96.74 acres. The primary access to the Property will be U.S. Highway 21. It intersects with Carowinds Boulevard, approximately 5,100 feet north of the Property. Carowinds Boulevard in turn intersects with I-77 approximately 1,700 feet north of the Property.

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

         Utilities that are or will be available to the Property include water, sewer, gas, electricity and telephone. Sanitary sewage disposal and water was originally available through North County Service Company, a private utility company. A sewage treatment plant serving the Property was to be located west of the Property. This facility was approved by York County to serve the immediate area in and around the subject Property and is subject to the regulations of York County. Performance Consultants, Inc. ("PCI"), an affiliate of PII and Allen, has entered into an Agreement with North County Service Company dated January 9, 1987, under which North County Service Company has agreed to expand its waste treatment facility in order to treat waste from the Property and certain other properties owned by affiliates of PII and Allen. In return, the Registrant will be obligated to reimburse PCI or to pay a fee directly to North County Service Company. The fees to be charged by North County Service Company will be absorbed and paid by the ultimate purchasers and developers of the Property. The proposed utilities appear to be of sufficient capacity to serve the site for future development. The Registrant believes that this facility was conveyed to York County and that future services may be provided through either the County or the local municipality.

         There is a 10-foot wide American Telephone & Telegraph Company buried toll line easement which traverses the Property. However, it is not anticipated that this easement will inhibit the potential development of the Property or adversely affect its market value.

         The Property is currently zoned for agricultural use, by York County, South Carolina, however, if a sale of the property occurred zoning would revert to UDD (urban development district). The purpose of the UDD zoning designation is to permit maximum flexibility in response to market demands in specific areas of York County and to minimize land use conflicts in such areas. The permitted uses in UDD districts range from residential to business development, including industrial developments. For business and industrial development, there are no minimum lot area requirements for UDD-zoned areas. There are various building setback requirements in a UDD depending upon the type of development. None of the setback requirements under the zoning classification are deemed onerous. There is no open space ratio requirement for business or industrial use.

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

         None.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
         HOLDER MATTERS

         Transfer of the Units is subject to certain restrictions contained in the Limited Partnership Agreement. There is no established market for the Units and it is not anticipated that any will occur in the future. The Registrant is aware of no significant resales of Units since the Closing on September 30, 1988. As of March 19, 1998, 523 persons were record owners of 5,100 Units.

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

ITEM 6 - SELECTED FINANCIAL DATA (AUDITED)

SELECTED STATEMENT OF OPERATIONS DATA

                           Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
                          December 31,   December 31,   December 31,   December 31,   December 31,
                              1997           1996           1995           1994           1993
                          ------------   ------------   ------------   ------------   ------------
Interest and Other
  Income                  $    146       $     60       $     42       $    280       $   1,404
Expenses                    26,734         27,280         21,775         24,082         101,522
                          --------       --------       --------       --------       ---------
Net Loss                   (26,588)       (27,220)       (21,733)        23,802        (100,118)
                          ========       ========       ========       ========       =========

Net Loss Allocated
  to Class A limited
  partners                 (26,584)       (27,216)       (21,730)        23,799        (100,105)
                          ========       ========       ========       ========       =========

Net Loss Per Class A
  limited partnership
  unit                       (5.16)         (5.28)         (4.22)         (4.62)         (19.43)
                          ========       ========       ========       ========       =========

SELECTED BALANCE SHEET DATA

                       December 31,    December 31,    December 31,    December 31,    December 31,
                           1997            1996            1995            1994            1993
                       ------------    ------------    ------------    ------------    ------------
Total Assets           $4,263,565      $4,262,844      $4,264,021      $4,264,739      $4,304,842
Total Liabilities         139,989         112,682          86,639          65,624          81,925
                       ----------      ----------      ----------      ----------      ----------
Partner's Capital      $4,123,574      $4,150,162      $4,177,382      $4,199,115      $4,222,917
                       ==========      ==========      ==========      ==========      ==========

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         Until the Registrant disposes of the Property, its only sources of additional capital are loans and the interest earned on its short-term investments. The Registrant's ability to maintain cash adequate to meet its needs will be dependent upon the availability of financing and successful operations of its real estate investment. As of December 31, 1997, the remaining funds of the Registrant were $955. In accordance with the Partnership Agreement, the General Partners are required to advance any additional funds needed for operations. ISCR is entitled to accrue interest on any loans provided to the Partnership at the rate of prime plus two percent. As of May 23, 1995 the General Partner, ISCR, entered into a line of credit agreement in the amount of $100,000 with the Partnership to provide additional funds as needed. The note will accrue interest at prime plus 2% and will only be repaid upon the sale of the property in accordance with Section 8.2 of the Agreement of Limited Partnership. The balance of the note plus accrued interest at December 31, 1997, is $42,865.

Results of Operations

COMPARISON OF THE FISCAL YEAR ENDED DECEMBER 31, 1997 TO THE FISCAL YEAR ENDED DECEMBER 31, 1996

         The Registrant reported a net loss in the amount of $26,588 for the year ended December 31, 1997, as compared to a net loss of $27,220 for the year ended December 31, 1996.

         Interest expense increased $1,404 due to larger amounts borrowed from the general partner. Professional fees decreased $902 during 1997 due to lower accounting and tax preparation fees. General and administrative expense decreased $1,051 to $12,810 due to slightly lower servicing costs.

COMPARISON OF THE FISCAL YEAR ENDED DECEMBER 31, 1996, TO THE FISCAL YEAR ENDED DECEMBER 31, 1995

         The Registrant reported a net loss in the amount of $27,220 for the year ended December 31, 1996, as compared to a net loss of $21,733 for the year ended December 31, 1995.

         Interest expense increased $1,391 during 1996 due to higher amounts outstanding on the note payable to ISCR. Professional fees increased $1,016 during 1996 due to increased legal expenses in relation to the Allen Put Obligation.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements in connection with the December 31, 1997, financial statements. As reported on Form 8-K, the Registrant changed its accountants during the fiscal period ended December 31, 1997.


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

         Information as to ISCR, one of the current Co-Managing General Partners, is as follows:

                                      Information About Directors
         Name                            and Executive Officers
         ----                         ---------------------------

J. Christopher Boone         Director and President of ISCR. He is 39 years old.

Edward C. Ruff               Director of ISCR. He is 58 years old.

Robert B. McGuire            Treasurer of ISCR. He is 50 years old.

Michael D. Hearn             Director and Secretary of ISCR. He is 45 years old.

Lew F. Semones, Jr.          Director of ISCR. He is 39 years old.

         J. Christopher Boone is a Managing Director of Interstate/Johnson Lane Corporation ("I/JL"), an affiliate of ISCR and President of ISCR. Prior to joining the Selling Agent in 1984, Mr. Boone was a tax specialist for Coopers & Lybrand. He received a bachelor's degree in business administration with an emphasis in accounting from the University of North Carolina at Chapel Hill.

         Edward C. Ruff is Executive Managing Director and Chief Operating Officer of I/JL. He also serves as a member of the Board of Directors and Management Committee of I/JL. Mr. Ruff has been with I/JL since 1976. He is a graduate of the University of San Francisco, with a bachelor's degree in accounting.

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

         Lew F. Semones, Jr. is Senior Managing Director and Chief Financial Officer of I/JL. He is also a director of I/JL. Mr. Semones is a graduate of Lenoir Rhyne College, a Certified Public Accountant and a graduate of the Securities Industry Institute at The Wharton School of The University of Pennsylvania. He was elected as a director of ISCR in September, 1997.

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

ITEM 11 - EXECUTIVE COMPENSATION

         No remuneration was paid or accrued for the account of any partner, officer or director of the General Partner during the Partnership fiscal year ended December 31, 1997.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

                                                          Amount and
                                                           Nature of
                                                          Beneficial
    Partner Type             Name & Address               Ownership      Class
--------------------     ----------------------           ----------     -----
Subordinated limited     Interstate Development             $    100      100%
  Partner                  Associates

General Partner          William Garith Allen                     50       50%

General Partner          ISC Realty Corporation                   50       50%

Class A Limited          ISC Realty Corporation              100,000      2.0%

Class A Limited          Performance Investments, Inc.           100     <0.1%

         As of March 19, 1998, no persons known to the Registrant have beneficial ownership of more than 5% of the Units.

         As of March 19, 1998, none of the individual directors and officers of the General Partners had subscribed for Units.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1997, there were no payments made to related parties in excess of $60,000.

         During the period ended December 31, 1997, ISCR earned $10,500 for monitoring the operations of the Registrant on behalf of the investors and performing certain administrative functions. However, the payment of such administrative fee is deferred until sale of the Property and return to the investors of their invested capital plus the preferred return. The deferred portion of this fee may accrue interest at the prime rate plus 1%.

         During 1997, the Partnership accrued interest at the rate of prime plus 2% on the outstanding balance of borrowing made against a note made by ISCR to the Partnership. This amount will not be paid until the property is sold or the Partnership is liquidated.

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

         (b) Reports on Form 8-K. The Registrant filed Form 8-K during the period reporting a change in accountants as discussed in Item 9.

         (c) Exhibits.

             None.

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

                                            INTERSTATE LAND INVESTORS I
                                            a North Carolina Limited Partnership

                                            By:      ISC Realty Corporation
                                                     General Partner




                                            By:      /s/ J. Christopher Boone
                                                     ---------------------------
                                                     J. Christopher Boone
                                                     President

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

               Signature                         Title                Date
               ---------                         -----                ----


/s/ J. Christopher Boone                                         March 27, 1998
-------------------------------------                            --------------
J. Christopher Boone                          Director and
                                              President of
                                              ISC Realty
                                              Corporation



/s/ Edward C. Ruff                                               March 27, 1998
----------------------------------------                         --------------
Edward C. Ruff                                Director of
                                              ISC Realty
                                              Corporation



/s/Michael D. Hearn                                              March 27, 1998
-------------------                                              --------------
Michael D. Hearn                              Director and
                                              Secretary of
                                              ISC Realty
                                              Corporation


/s/Lew F. Semones, Jr.                                           March 27, 1998
----------------------                                           --------------
Lew F. Semones. Jr.                           Director of
                                              ISC Realty
                                              Corporation


                                                                      Appendix A



                           INTERSTATE LAND INVESTORS I
                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS
                               For the years ended
                        December 31, 1997, 1996 and 1995

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP




                                TABLE OF CONTENTS



                                                                          PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS...........................1

BALANCE SHEETS...............................................................2

STATEMENTS OF OPERATIONS.....................................................3

STATEMENTS OF PARTNERS' CAPITAL..............................................4

STATEMENTS OF CASH FLOWS.....................................................5

NOTES TO FINANCIAL STATEMENTS................................................6

                    [Faulkner and Thompson, P.A. Letterhead]



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners of
Interstate Land Investors I Limited Partnership
Charlotte, North Carolina

               We have audited the balance sheet of Interstate Land Investors I Limited Partnership (a North Carolina limited partnership), as of December 31, 1997 and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet of Interstate Land Investors I, Limited Partnership, (a North Carolina limited partnership) as of December 31, 1996 and the related statements of operations, partners' capital and cash flows for the years ending December 31, 1996 and 1995, were audited by other auditors whose report dated January 16, 1997, expressed an unqualified opinion on those financial statements.

               We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the managing general partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

               In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Interstate Land Investors I Limited Partnership (a North Carolina limited partnership), as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                             /s/ Faulkner & Thompson, P.A.


Charlotte, North Carolina
February 19, 1998

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                                 Balance Sheets
                           December 31, 1997 and 1996




                                     ASSETS


                                                      1997            1996
                                                   -----------     -----------

Land held for appreciation                         $ 4,261,551     $ 4,261,551
Cash and cash equivalents                                  955             234
Accounts receivable - related party                      1,059           1,059
                                                   -----------     -----------

                                                   $ 4,263,565     $ 4,262,844
                                                   ===========     ===========



                        LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES
    Line-of-credit payable - related party         $    37,137     $    23,637
    Administrative fees payable - related party         97,124          86,625
    Interest payable - related party                     5,728           2,420
                                                   -----------     -----------

                                                       139,989         112,682

PARTNERS' CAPITAL
    Class A limited partners' interest
         (authorized, issued and outstanding
          5,100 units)                               4,123,584       4,150,168
    Subordinated limited partners' interest                 86              87
    General partners' capital deficiency                   (96)            (93)
                                                   -----------     -----------

                                                     4,123,574       4,150,162
                                                   -----------     -----------

                                                   $ 4,263,563     $ 4,262,844
                                                   ===========     ===========






                        See Notes to Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,





                                               1997          1996           1995
                                           ---------      --------       --------

INCOME
    Interest                               $    146       $     60       $     42
                                           --------       --------       --------

EXPENSES
    Professional fees                        10,497         11,399         10,383
    Property tax                                118            115            105
    Interest expense                          3,309          1,905            514
    General and administrative               12,810         13,861         10,773
                                           --------       --------       --------
                                             26,734         27,280         21,775
                                           --------       --------       --------

           Net loss                        $(26,588)      $(27,220)      $(21,733)
                                           ========       ========       ========

NET LOSS ALLOCATED TO
    Class A limited partners               $(26,584)      $(27,216)      $(21,730)
    Subordinated limited partners                (1)            (1)            (1)
    General partners                             (3)            (3)            (2)
                                           --------       --------       --------

                                           $(26,588)      $(27,220)      $(21,733)
                                           ========       ========       ========


Class A limited partnership
    units outstanding                         5,100          5,100          5,100
                                           ========       ========       ========

Net loss per weighted average Class A
    limited partnership unit               $  (5.16)      $  (5.28)      $  (4.22)
                                           ========       ========       ========




                        See Notes to Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                            Class A                 Subordinated
                                       Limited Partners           -------------------
                                     ----------------------       Limited    General
                                     Units          Amount        Partners   Partners      Total
                                     -----      -----------       --------   --------   -----------

Partners' capital (deficiency)-
    January 1, 1995                  5,100      $ 4,199,114       $ 89       $(88)      $ 4,199,115

Net loss, year ended
    December 31, 1995                 --            (21,730)        (1)        (2)          (21,733)
                                     -----      -----------       ----       ----       -----------

Partners' capital (deficiency)-
    December 31, 1995                5,100        4,177,384         88        (90)        4,177,382

Net loss, year ended
    December 31, 1996                 --            (27,216)        (1)        (3)          (27,220)
                                     -----      -----------       ----       ----       -----------

Partners' capital (deficiency)-
    December 31, 1996                5,100        4,150,168         87        (93)        4,150,162

Net loss, year ended
    December 31, 1997                 --            (26,584)        (1)        (3)          (26,588)
                                     -----      -----------       ----       ----       -----------

Partners' capital (deficiency)-
    December 31, 1997                5,100      $ 4,123,584       $ 86       $(96)      $ 4,123,574
                                     =====      ===========       ====       ====       ===========




                        See Notes to Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,




                                                               1997           1996          1995
                                                            ---------      --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                $ 26,588)      $(27,220)      $(21,733)
    Adjustments to reconcile net loss to net
        cash used for operating activities:
           Decrease in accounts receivable -
              related party                                     --              271           --
           Increase in accrued liabilities -
              related party                                   13,809         12,406         11,015
                                                            --------       --------       --------

                Net cash used for operating activities       (12,779)       (14,543)       (10,718)
                                                            --------       --------       --------


CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in line-of-credit payable -
        related party                                         13,500         13,637         10,000
                                                            --------       --------       --------

                Net increase (decrease) in cash
                  and cash equivalents                           721           (906)          (718)


CASH AND CASH EQUIVALENTS, BEGINNING
    OF YEAR                                                      234          1,140          1,858
                                                            --------       --------       --------


CASH AND CASH EQUIVALENTS, END OF YEAR                      $    955       $    234       $  1,140
                                                            ========       ========       ========



                        See Notes to Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION

           Interstate Land Investors I Limited Partnership (the Partnership) is a North Carolina limited partnership formed May 18, 1988, to acquire for investment, hold for appreciation and ultimately dispose, without substantial improvement, approximately 97 acres of undeveloped land in York County, South Carolina. The Partnership shall continue its existence without interruption subject to the terms and conditions set forth in the partnership agreement and the provisions of the Revised Uniform Limited Partnership Act of the State of North Carolina.

           Until January 1, 1992, the managing general partner was Performance Investments, Inc. (PII) (see Note 6), which is 100% owned by Mr. William Garith Allen and a family member. Mr. Allen and ISC Realty Corporation (ISCR) are also general partners in the Partnership and effective January 1, 1992, assumed the role of co-managing general partners. Interstate Development Associates (IDA) is holder of the subordinated limited partner interest, which may be assigned by IDA to any of its affiliates at any time.
           Mr. Allen is a 50% general partner in IDA.

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

        CASH EQUIVALENTS

           For the purposes of the statements of cash flows, the Partnership considers all highly liquid investments having original maturities of three months or less to be cash equivalents. At December 31, 1997, 1996 and 1995, the Partnership's cash consisted of monies deposited through Interstate/Johnson Lane, Corp. (a related company to ISCR) in a money market fund.

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
CONTINUED

        CAPITALIZATION POLICIES

           The costs of acquiring land, including related closing and predevelopment costs, are capitalized and will be allocated to cost of sales as sales of the property occur.

        ORGANIZATIONAL AND SYNDICATION COSTS

           Various expenses and fees paid in connection with organizing the Partnership (including an organizational fee of $150,000 paid to ISCR) have been capitalized and amortized using the straight-line method over a 60-month period. Other fees and expenses (including sales commissions of $346,360 paid to Interstate/Johnson Lane Corporation, a related company to ISCR) related to the sale of limited partnership interests in the Partnership have been classified as syndication costs and charged directly against partners' capital.

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

        RECLASSIFICATIONS

           Certain 1996 amounts have been reclassified to conform to 1997 presentation.

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 2 - ALLOCATIONS AND DISTRIBUTIONS OF NET PROFITS AND LOSSES

        Under the terms of the partnership agreement, net profit and distributions of available cash in each year prior to a sale of the property will be allocated 99% to the Class A limited partners and 1% to the general partners. Net losses shall be allocated among the partners in accordance with their respective capital accounts. Special allocations are provided for any gains or losses arising from the sale of the property and for the related cash distributions. In no event shall the portion of any item of partnership income, gain, loss, deduction or credit allocated to the original general partners be less than 1%. IDA, as the subordinated limited partner, may be entitled to certain distributions from the sale of the property assuming sufficient proceeds exist after the return of the Class A limited partners' invested capital plus their preferred return, as defined, and after payment to the general partners of any deferred fees plus interest owed. IDA's subordinated return is $1,050,000. Additionally, as subordinated limited partner, IDA may, under certain circumstances, as defined, receive an additional distribution arising from the sale of the property equal to 5% of the net sale proceeds after deducting the distributions described above to the Class A limited partners, general partners and subordinated limited partner.

        In September 1992, upon the approval of the holders of 67% of the Class A limited partner interests and upon meeting certain conditions in the partnership agreement, these partners exercised their one-time right to direct the general partners to sell the property at a price no less than $7,185,000. In accordance with this vote, the property was to be sold by September 1993, or at that time Mr. Allen (see Note 1) became obligated to purchase the property at the stipulated price. Because the required date of purchase expired, the Partnership investigated the legal remedies available that would best benefit the Partnership in 1993. In 1996 ISC Realty initiated a civil action against Mr. Allen and is currently in negotiations with Mr. Allen to reach a settlement which will be subject to approval by the limited partners.


NOTE 3 - RELATED PARTIES AND RELATED PARTY TRANSACTIONS

        In 1988 the Partnership purchased the property from IDA for $4,200,000. An acquisition fee of $50,000 was paid to PII for services in connection with the acquisition of the property. These costs, as well as legal and other acquisition expenses, are included in land on the accompanying balance sheets.

        ISCR purchased 100 units of Class A limited partner interests at the full offering price ($1,000 a unit). These units are included in Class A limited partners' interest on the balance sheets. Also, employees of the general partners and affiliates purchased 104 units of Class A limited partner interests at a total discount of $3,640.

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 3 - RELATED PARTIES AND RELATED PARTY TRANSACTIONS, CONTINUED

        The Partnership incurred expenses of $10,500 in 1997, 1996 and 1995, for services rendered by ISCR in connection with certain administrative functions of the Partnership. Since payment of these fees is deferred as described in Note 1, the fees are included as accrued administrative fees in the accompanying balance sheets, and as a general and administrative expense in the accompanying statements of operations.

        See Note 1 for fees paid to ISCR and its affiliates in connection with organizing the Partnership and the subsequent sale of limited partnership interests.

        The Partnership has the same general partners as, and owns land adjacent to, Interstate Land Investors II Limited Partnership (Interstate II). The property owned by Interstate II is in direct competition with the Partnership's property. No financial statement transactions have occurred between these Partnerships.

        In 1995, the Partnership obtained a line-of-credit from ISCR (See Note
        4).


NOTE 4 - LINE-OF-CREDIT FROM RELATED PARTY

        On May 23, 1995, the Partnership obtained a line-of-credit from ISCR, for which total borrowings cannot exceed $50,000. Interest is charged on this line-of-credit at 2% above the announced prime lending rate of NationsBank, N.A. (Carolinas), resulting in a rate of 10.5%, 10.25% and 10.5% at December 31, 1997, 1996 and 1995, respectively. ISCR has received a mortgage and assignment of rents and leases on the property as security. Interest shall accrue on this line-of-credit and shall be paid along with the outstanding principal balance on the earlier of:

        * Sale or disposition of all or any portion or part of the property securing the mortgage instrument,

        * the date ISCR is removed as managing general partner of the Partnership, or

        *         the date the Partnership terminates its legal existence.

        This agreement with ISCR requires that the Partnership comply with certain covenants, which are not financial in nature.

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 5 - PROPERTY TAXES

        Based upon efforts and studies performed in 1993, the property was rezoned from commercial property to agricultural property effective with the 1994 tax assessment. However, if the property is sold within five years from the reclassification date, then the property resumes its status as commercial property and the Partnership becomes liable for the annual difference between the commercial property tax and the tax with the agricultural exemption. If this occurs, this liability will be treated as a selling expense at the time of sale. Based upon the 1993 assessment as commercial zoning and the 1994, 1995, 1996 and 1997 assessments as agricultural zoning, the potential reduction in sales proceeds would be approximately $114,500 if the property were sold in 1998. Any reduction in sales proceeds, if the property were sold beyond 1998 but still during the period of five years from the reclassification date, would depend on the tax rates and assessed values in effect during this period.

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