Form 10-Q
period 1998-03-31
INTERSTATE LAND INVESTORS I LTD PARTNERSHIP
filed 1998-05-14
CIK 835248

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

                    For Quarterly Period Ended MARCH 31, 1998
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

5,100 limited partnership units outstanding at April 30, 1998

                    Page 1 of 9 Sequentially Numbered Pages

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                   AS OF MARCH 31, 1998, AND DECEMBER 31, 1997

                                                        March 31,
                                                           1998          December 31,
                                                       (Unaudited)           1997
                                                       -----------       ------------

     ASSETS:

Land Held for Sale                                     $ 4,261,551       $ 4,261,551
Cash and Cash Equivalents                                        0               953
Other Assets                                                 1,059             1,059
                                                       -----------       -----------

                                                       $ 4,262,610       $ 4,263,563
                                                       ===========       ===========


     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Checks Written in Excess of Recorded Bank Balance      $       481       $         0
Note Payable                                                44,637            37,137
Accrued Liabilities                                        103,854           102,852
                                                       -----------       -----------

                                                           148,972           139,989
                                                       -----------       -----------


Class A Limited Partners' Interest                       4,113,649         4,123,584
Subordinated Limited Partners' Interest                         86                86
General Partners' Interest                                     (97)              (96)
                                                       -----------       -----------

                                                         4,113,638         4,123,574
                                                       -----------       -----------

                                                       $ 4,262,610       $ 4,263,563
                                                       ===========       ===========

                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                        Three         Three
                                       Months        Months
                                        Ended         Ended
                                      March 31,     March 31,
                                        1998          1997
                                      ---------     ---------

INCOME:
Interest Income                        $    34       $    28
                                       -------       -------
                                            34            28

EXPENSES:
 Interest Expense                      $   971       $   720
 Property Tax Expense                       29            29
 Insurance Expense                           0           114
 Professional and Legal Fees             8,146         7,330
 General and Administrative Costs          824           991
                                       -------       -------

 Total Expenses                          9,970         9,184
                                       -------       -------

NET LOSS                               ($9,936)      ($9,156)
                                       =======       =======

NET LOSS ALLOCATION:
General Partners                            (1)           (1)
Class A Limited Partners                (9,935)       (9,155)
                                       -------       -------

 Total Net Loss
  Allocated to Partners                ($9,936)      ($9,156)
                                       =======       =======


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                       5,100         5,100
                                       -------       -------

NET LOSS PER CLASS A
 LIMITED PARTNERSHIP UNIT              ($ 1.95)      ($ 1.80)
                                       =======       =======

                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                CONDENSED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (Unaudited)

                                                                Subordinated
                                   General        Limited          Limited
                                   Partners       Partners         Partner        Total
                                   --------      -----------       --------    -----------

Partners' Equity (Deficit)
  at December 31, 1996             ($   93)      $ 4,150,168       $   87      $ 4,150,162

Net Loss for the Three Months
  Ended March 31, 1997                  (1)           (9,935)           0           (9,936)
                                   -------       -----------       ------      -----------


PARTNERS' EQUITY (DEFICIT)
  AT MARCH 31, 1997                ($   94)      $ 4,140,233       $   87      $ 4,140,226
                                   =======       ===========       ======      ===========

                                                                Subordinated
                                   General        Limited          Limited
                                   Partners       Partners         Partner        Total
                                   --------      -----------       --------    -----------

Partners' Equity (Deficit)
  at December 31, 1997             ($   96)      $ 4,123,584       $   86      $ 4,123,574

Net Loss for the Three Months
  Ended March 31, 1998                  (1)           (9,935)           0           (9,936)
                                   -------       -----------       ------      -----------


PARTNERS' EQUITY (DEFICIT)
  AT MARCH 31, 1998                ($   97)      $ 4,113,649       $   86      $ 4,113,638
                                   =======       ===========       ======      ===========

                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                     Three Months   Three Months
                                                        Ended          Ended
                                                      March 31,      March 31,
                                                         1998           1997
                                                     (Unaudited)    (Unaudited)
                                                     ------------   ------------

CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss                                              ($9,936)      ($9,156)

Adjustments to reconcile net loss to
 net cash provided by (used for) operations:

  Increase in Accrued Liabilities                       1,002         3,487
                                                      -------       -------

Net Cash Used for Operating Activities                 (8,934)       (5,669)

CASH FLOW FROM FINANCING ACTIVITIES:

Increase in Note Payable                                7,500         3,500
                                                      -------       -------
Net Cash Provided by Financing Activities               7,500         3,500

Increase (Decrease) in Cash and Cash Equivalents       (1,434)       (2,169)
                                                      -------       -------

Cash and Cash Equivalents at Beginning of period          953           234
                                                      -------       -------

Cash and Cash Equivalents at End of Period            ($  481)      ($1,935)
                                                      =======       =======

                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

               Notes To Condensed Financial Statements (Unaudited)

                                 March 31, 1998

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2. ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES:

Interstate Land Investors I Limited Partnership (the "Partnership" or "Registrant") is a North Carolina limited partnership. The Partnership filed a registration statement in 1988 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The offering became effective September 7, 1988, and was terminated September 30, 1988. Capital Contributions of $100 were received from the general partners and $5,100,000 from the limited partners. The limited partnership interests were sold in $1,000 units. On April 30, 1998, there were 523 unit holders of record. The Partnership's business now consists of holding for investment, disposing, and otherwise dealing in 97 acres of undeveloped land (the "Property") located in York County, South Carolina. As of April 30, 1998, the Partnership held all 97 acres of the Property.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Registrant had checks written in excess of recorded bank balance of $481. To cover cash needs and meet the operating expenses of the partnership, the Registrant has executed a note payable to a General Partner in the amount of $50,000 which will be drawn down as funding for working capital is needed. The note will accrue interest at the rate of prime plus two percent and will extend through the term of the partnership, due upon the sale of the Property.

Until the Registrant disposes of its approximately 96.74 acre tract of land located in York County, South Carolina, its only sources of additional capital are loans and the interest earned on its short-term investments.

2. RESULTS OF OPERATIONS

         The Partnership reported a net loss of $9,907 for the three months ended March 31, 1998, as compared to $9,156 for the three months ended March 31, 1997. The increase in net loss is due to the following:

         Professional and legal fees increased from $7.330 to $8,146, or 11.1% in 1998. This increase was the result of studies performed to evaluate the current market conditions in the area of the property. Interest expense increased by $251 due to greater balances outstanding on the note payable. All other expenses were roughly in line with 1997 first quarter results.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In May, 1996, the Partnership filed a Complaint in the General Court of Justice, Superior Court Division against William Garith Allen, a General Partner, seeking damages for Mr. Allen's failure to purchase the Property at the Put Price. The Partnership is seeking damages equal to the difference between the current value of the Property and the Put Price. Mr. Allen has not asserted any claims against the Partnership and the Partnership believes that its claims against Mr. Allen have merit. Mr. Allen has asserted that he is insolvent and will be unable to satisfy any award that the Partnership may recover. A settlement agreement with Allen has been negotiated, subject to limited partner approval. The settlement provides for a $500,000 payment to the Partnership and an assignment of the Partnership's claim against Allen. Limited partner approval will be solicited within the next 45 days.

ITEM 2. CHANGES IN SECURITIES

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             EX-27    FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended March 31, 1998.

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


                                   INTERSTATE LAND INVESTORS I
                                   LIMITED PARTNERSHIP
                                   (REGISTRANT)



                                   BY: /s/ J. CHRISTOPHER BOONE
                                       -----------------------------------------
                                       J. CHRISTOPHER BOONE
                                       ISC REALTY CORPORATION,
                                       GENERAL PARTNER AND PRINCIPAL EXECUTIVE
                                       OFFICER, PRINCIPAL FINANCIAL OFFICER OF
                                       THE REGISTRANT


DATE:     MAY 11, 1998
      --------------------