Form 10-Q
period 1998-06-30
INTERSTATE LAND INVESTORS I LTD PARTNERSHIP
filed 1998-08-14
CIK 835248

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

                    For Quarterly Period Ended June 30, 1998
                        Commission file number 33-22420-A

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)

             NORTH CAROLINA                           56-1610635
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

                       IJL Financial Center, P.O. Box 1012
                            Charlotte, NC 28201-1012
                    (Address of principal executive offices)
                                   (Zip Code)

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

                             Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

5,100 limited partnership units outstanding at August 10, 1998

                    Page 1 of 8 Sequentially Numbered Pages

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                            Condensed Balance Sheets
                   As of June 30, 1998, and December 31, 1997

                                                           June 30,
                                                             1998             December 31,
                                                         (Unaudited)             1997
                                                         -----------          -----------


     ASSETS:

Land Held for Sale                                       $ 4,261,551          $ 4,261,551
Cash and Cash Equivalents                                    449,488                  953
Other Assets                                                   1,059                1,059
                                                         -----------          -----------

                                                         $ 4,712,098          $ 4,263,563
                                                         ===========          ===========


     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Accrued Liabilities                                          103,968              102,852
Note Payable                                                       0               37,137
                                                         -----------          -----------

                                                             103,968              139,989
                                                         -----------          -----------

Class A Limited Partners' Interest                         4,608,092            4,123,584
Subordinated Limited Partners' Interest                           86                   86
General Partners' Interest                                       (48)                 (96)
                                                         -----------          -----------

                                                           4,608,130            4,123,574
                                                         -----------          -----------

                                                         $ 4,712,098          $ 4,263,563
                                                         ===========          ===========


                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                        Condensed Statement of Operations

                                   (Unaudited)

                                           Three             Three              Six              Six
                                           Months            Months            Months           Months
                                           Ended             Ended             Ended            Ended
                                          June 30,          June 30,          June 30,          June 30,
                                            1998              1997              1998             1997
                                          --------         ---------          --------         --------
INCOME:
Interest Income                           $     62         $      52          $    102         $     80
Other Income - Legal Settlement           $500,000         $       0          $500,000         $      0
                                          --------         ---------          --------         --------
                                           500,062                52           500,102               80

EXPENSES:
 Property Taxes                                 28                28                57               57
 Insurance Expense                             216               114               216              228
 Professional and Legal Fees                 2,713             5,724             9,063           14,045
 General and Administrative Costs            1,666             1,080             4,453            1,080
 Interest Expense                              786               938             1,757            1,658
                                          --------         ---------          --------         --------

 Total Expenses                              5,409             7,884            15,546           17,068
                                          --------         ---------          --------         --------

NET INCOME (LOSS)                         $494,653         ($  7,832)         $484,556         ($16,988)
                                          ========         =========          ========         ========

NET INCOME (LOSS) ALLOCATION:
General Partners                                49                (1)               48               (2)
Class A Limited Partners                   494,604            (7,831)          484,508          (16,986)
                                          --------         ---------          --------         --------

 Total Net Income (Loss)
  Allocated to Partners                   $494,653         ($  7,832)         $484,556         ($16,988)
                                          ========         =========          ========         ========


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                           5,100             5,100             5,100            5,100
                                          --------         ---------          --------         --------

NET INCOME (LOSS) PER CLASS A
 LIMITED PARTNERSHIP UNIT                 $  96.99         ($   1.54)         $  95.01         ($  3.33)
                                          ========         =========          ========         ========


                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                Condensed Statement of Partners' Equity (Deficit)
                For the Six Months Ended June 30, 1998, and 1997

                                   (Unaudited)

                                                                         Subordinated
                                           General           Limited         Limited
                                           Partners          Partners        Partner           Total
                                           --------          --------        -------           -----

Partners' Equity (Deficit)
  at December 31, 1996                       ($93)         $ 4,150,168          $87         $ 4,150,162

Net Income (Loss) for the Six Months
  Ended June 30, 1997                          (2)             (16,986)           0         ($   16,988)
                                             ----          -----------          ---         -----------


PARTNERS' EQUITY (DEFICIT)
 AT JUNE 30, 1997                            ($95)         $ 4,133,182          $87         $ 4,133,174
                                             ====          ===========          ===         ===========



                                                                         Subordinated
                                           General           Limited         Limited
                                           Partners          Partners        Partner           Total
                                           --------          --------        -------           -----

Partners' Equity (Deficit)
  at December 31, 1997                       ($96)         $4,123,584         $86         $4,123,574

Net Income (Loss) for the Six Months
  Ended June 30, 1998                          48             484,508           0            484,556
                                             ----          ----------         ---         ----------


PARTNERS' EQUITY (DEFICIT)
 AT JUNE 30, 1998                            ($48)         $4,608,092         $86         $4,608,130
                                             ====          ==========         ===         ==========


                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                       Condensed Statements of Cash Flows
                For the six months ended June 30, 1998, and 1997

                                                                      Six Months        Six Months
                                                                        Ended             Ended
                                                                       June 30,          June 30,
                                                                         1998              1997
                                                                     (Unaudited)       (Unaudited)
                                                                     -----------       -----------

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                     $ 484,556          ($16,988)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operations:

  Increase in Accrued Liabilities                                         1,116             6,738
                                                                      ---------          --------

Net Cash Provided by (Used for) Operating Activities                    485,672           (10,250)


CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (Decrease) in Note Payable                                     (37,137)           13,500
                                                                      ---------          --------
Net Cash Used for Provided by (Used for) Financing Activities           (37,137)           13,500

Increase in Cash and Cash Equivalents                                   448,535             3,250
                                                                      ---------          --------

Cash and Cash Equivalents at Beginning of period                            953               234
                                                                      ---------          --------

Cash and Cash Equivalents at End of Period                            $ 449,488          $  3,484
                                                                      =========          ========


                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

               Notes to Condensed Financial Statements (unaudited)

                                  June 30, 1998

1. Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2. Organization and Summary of Accounting Policies:

Interstate Land Investors I Limited Partnership (the "Partnership" or "Registrant") is a North Carolina limited partnership. The Partnership filed a registration statement in 1988 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The offering became effective September 7, 1988, and was terminated September 30, 1988. Capital Contributions of $100 were received from the general partners and $5,100,000 from the limited partners. The limited partnership interests were sold in $1,000 units. On August 10, 1998, there were 523 unit holders of record. The Partnership's business now consists of holding for investment, disposing, and otherwise dealing in 97 acres of undeveloped land (the "Property") located in York County, South Carolina. As of August 10, 1998, the Partnership held all 97 acres of the Property.

                  Item 2 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations

1. Liquidity and Capital Resources

As of June 30, 1998, the Registrant had excess cash on hand in the amount of $449,488. This amount reflects the $500,000 proceeds received from the William Garith Allen legal settlement and the payoff of the $50,337 outstanding loan. Approximately $160,000 will be retained for working capital and the remaining $306,000 will be distributed to the partners by August 31, 1998.

Until the Registrant disposes of its approximately 96.74 acre tract of land located in York County, South Carolina, its only sources of additional capital are loans and the interest earned on its short-term investments.

2. Results of Operations

           The Partnership reported a net income $484,556 for the six months ended June 30, 1998, as compared to the net loss of $16,988 for the six months ended June 30, 1997. The net gain is due to the following:

           The settlement of the lawsuit with William Garith Allen resulted in $500,000 in extraordinary income. Professional and legal fees decreased from $14,045 to $9,063 due to savings in tax and audit services. General and administrative expenses increased from $1,080 to $4,453 as a result of studies performed to evaluate the current market and environmental conditions in the area of the property. All other expenses were roughly in line with 1997 second quarter results.


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

           The Partnership has settled the claims against William Garith Allen in exchange for assignment to a third party, a $500,000 cash payment and relinquishment of his interests in the Partnership. The Partnership and Mr. Allen have signed mutual releases in conjunction with this settlement.

Item 2. Changes in Securities

           None

Item 3. Defaults Upon Senior Securities

           None

Item 4. Submissions of Matters to a Vote of Security Holders

           None

Item 5. Other Information

           None

Item 6. Exhibits and Reports on Form 8-K

           (a) Exhibits

               EX-27      FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

           (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the six months ended June 30, 1998.



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


                                INTERSTATE LAND INVESTORS I
                                LIMITED PARTNERSHIP
                                (Registrant)



                              BY: /s/ J. Christopher Boone
                                  --------------------------------------------
                                  J. Christopher Boone
                                  ISC Realty Corporation,
                                  General Partner and Principal Executive
                                  Officer, Principal Financial Officer of the
                                  Registrant


DATE: August 10, 1998