Form 10-Q
period 1998-09-30
INTERSTATE LAND INVESTORS I LTD PARTNERSHIP
filed 1998-11-12
CIK 835248

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

                  For Quarterly Period Ended September 30, 1998
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

                      IJL Financial Center, P. O. Box 1012
                            Charlotte, NC 28201-1012
                    (Address of principal executive offices)
                                   (Zip Code)

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

5,100 limited partnership units outstanding at November 10, 1998

                     Page 1 of 9 Sequentially Numbered Pages

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                            Condensed Balance Sheets
                 As of September 30, 1998 and December 31, 1997



                                                        September 30,
                                                             1998             December 31,
                                                         (Unaudited)              1997
                                                         -----------          -----------


     ASSETS:

Land Held for Sale                                       $ 4,261,551          $ 4,261,551
Cash and Cash Equivalents                                    146,402                  953
Other Assets                                                   1,059                1,059
                                                         -----------          -----------

                                                         $ 4,409,012          $ 4,263,563
                                                         ===========          ===========


     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Accrued Liabilities                                          103,996              102,852
Note Payable                                                       0               37,137
                                                         -----------          -----------

                                                         $   103,996              139,989
                                                         -----------          -----------

Class A Limited Partners' Interest                         4,304,978            4,123,584
Subordinated Limited Partners' Interest                           86                   86
General Partners' Interest                                       (47)                 (96)
                                                         -----------          -----------

                                                           4,305,016            4,123,574
                                                         -----------          -----------

                                                         $ 4,409,012          $ 4,263,563
                                                         ===========          ===========


            See attached notes to the condensed financial statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                        Condensed Statement of Operations
                                   (Unaudited)


                                            Three             Three              Nine              Nine
                                            Months           Months             Months            Months
                                            Ended             Ended              Ended             Ended
                                        September 30,     September 30,      September 30,     September 30,
                                             1998              1997               1998              1997
                                          ---------         ---------          ---------         ---------


INCOME:
Interest Income                           $   3,749         $      41          $   3,851         $     121
Other Income - Legal Settlement           $       0         $       0          $ 500,000         $       0
                                          ---------         ---------          ---------         ---------
                                              3,749                41            503,851               121

EXPENSES:
 Property Taxes                                  29                59                 86                87
 Insurance Expense                                0               113                216               341
 Professional and Legal Fees                      0             3,458              7,706            17,503
 Interest expense                                 0               992              1,757             2,650
 General and Administrative Costs               834               385              6,644             1,465
                                          ---------         ---------          ---------         ---------

 Total Expenses                                 863             5,007             16,409            22,046
                                          ---------         ---------          ---------         ---------

NET INCOME (LOSS)                         $   2,886         ($  4,966)         $ 487,442         ($ 21,925)
                                          =========         =========          =========         =========


NET INCOME (LOSS) ALLOCATION:
General Partners                          $       0         ($      0)         $      49         ($      2)
Class A Limited Partners                      2,886            (4,966)           487,394           (21,923)
                                                                               ---------         ---------

 Total Net Income (Loss)
  Allocated to Partners                       2,886            (4,966)           487,442           (21,925)
                                          =========         =========          =========         =========


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                            5,100             5,100              5,100             5,100
                                          =========         =========          =========         =========


NET LOSS PER CLASS A
 LIMITED PARTNERSHIP UNIT                 $    0.57         ($   0.97)         $   95.58         ($   4.30)
                                          =========         =========          =========         =========



            See attached notes to the condensed financial statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                Condensed Statement of Partners' Equity (Deficit)
              For the Nine Months ended September 30, 1998 and 1997

                                   (Unaudited)


                                                                          Subordinated
                                             General         Limited         Limited           Limited
                                             Partners        Partners         Partner           Total
                                             --------        --------         -------           -----

Partners' Equity (Deficit)
  at December 31, 1996                        ($93)         $ 4,150,168          $87         $ 4,150,162

Net Income (Loss) for the Nine Months
  Ended September 30, 1997                      (2)             (21,923)           0             (21,925)
                                              ----          -----------          ---         -----------


PARTNERS' EQUITY (DEFICIT)
 AT SEPTEMBER 30, 1997                        ($95)         $ 4,128,245          $87         $ 4,128,237
                                              ====          ===========          ===         ===========




Partners' Equity (Deficit)
  at December 31, 1997                        ($96)         $ 4,123,584          $86         $ 4,123,574

Net Income (Loss) for the Nine Months
  Ended September 30, 1998                      49              487,394            0             487,442
Distributions to Partners                        0             (306,000)           0            (306,000)
                                              ----          -----------          ---         -----------

PARTNERS' EQUITY (DEFICIT)
 AT SEPTEMBER 30, 1998                        ($47)         $ 4,304,978          $86         $ 4,305,016
                                              ====          ===========          ===         ===========


            See attached notes to the condensed financial statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                       Condensed Statements of Cash Flows
              For the Nine Months ended September 30, 1998 and 1997


                                                             Nine Months        Nine Months
                                                                Ended              Ended
                                                            September 30,      September 30,
                                                                 1998               1997
                                                             (Unaudited)        (Unaudited)
                                                            -------------      -------------


CASH FLOW FROM OPERATING ACTIVITIES:

Net Income (Loss)                                             $ 487,442          ($ 21,925)

Adjustments to reconcile net income (loss) to net cash used for operations:

  Increase in Property Taxes Payable                                 86                 86
  Increase in Accrued Liabilities                                 1,058              9,332
                                                              ---------          ---------
                                                                  1,144              9,418

Net Cash used for Operating Activities                          488,586            (12,507)
                                                              ---------          ---------

CASH FLOW FROM FINANCING ACTIVITIES:

  Increase (Decrease) in Note Payable                           (37,137)            10,000
                                                              ---------          ---------

Net Cash Provided by Financing Activities                       (37,137)            10,000
                                                              ---------          ---------

  Increase (Decrease) in Cash and Cash Equivalents              451,449             (2,507)
  Distributions to Limited Partners                            (306,000)                 0
                                                              ---------          ---------

Cash and Cash Equivalents at Beginning of Period                    953              1,140
                                                              ---------          ---------

Cash and Cash Equivalents at End of Period                    $ 146,402          ($  1,367)
                                                              =========          =========


            See attached notes to the condensed financial statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

               Notes to Condensed Financial Statements (unaudited)
                               September 30, 1998

1. Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2. Organization and Summary of Accounting Policies:

Interstate Land Investors I Limited Partnership (the "Partnership" or "Registrant") is a North Carolina limited partnership. The Partnership filed a registration statement in 1988 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The offering became effective September 7, 1988, and was terminated September 30, 1988. Capital Contributions of $100 were received from the general partners and $5,100,000 from the limited partners. The limited partnership interests were sold in $1,000 units. On November 10, 1998, there were 523 unit holders of record. The Partnership's business now consists of holding for investment, disposing, and otherwise dealing in 97 acres of undeveloped land (the "Property") located in York County, South Carolina. As of November 10, 1998, the Partnership held all 97 acres of the Property.

                  Item 2 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations

1. Liquidity and Capital Resources

         As of September 30, 1998, the Registrant had excess cash on hand in the amount of $146,402. This amount reflects the remainder that was retained for working capital from the $500,000 proceeds received from the William Garith Allen legal settlement, less the $306,000 distribution to the partners on July 31, 1998 and the payoff of the $50,337 outstanding loan.

         Until the Registrant disposes of its approximately 96.74 acre tract of land located in York County, South Carolina, its only sources of additional capital are loans and the interest earned on its short-term investments.

2. Results of Operations

     The Partnership reported a net income of $487,442 for the nine months ended September 30, 1998, as compared to the net loss of $21,925 for the nine months ended September 30, 1997. The net gain resulted from the settlement of the lawsuit with William Garith Allen that produced $500,000 in extraordinary income. Professional and legal fees decreased from $17,503 to $7,706 due to savings in tax and audit services and the legal settlement. General and administrative expenses increased from $1,465 to $6,644 as a result of separate studies performed to evaluate the current market value and environmental conditions in the area of the property. Interest expense decreased from $2,650 to $1,757 with the repayment of the note. All other expenses were roughly in line with 1997 third quarter results.

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

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submissions of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         On October 31, 1998, the Partnership entered into a listing agreement with The Crosland Group to sell the property. The property is listed for sale at $45,000 per acre.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

             EX-27   FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the nine months ended September 30, 1998.

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


                          INTERSTATE LAND INVESTORS I
                          LIMITED PARTNERSHIP
                          (Registrant)



                          BY:  /s/J. Christopher Boone
                               -------------------------------------------
                               J. Christopher Boone
                               ISC Realty Corporation,
                               General Partner and Principal Executive
                               Officer, Principal Financial Officer of the
                               Registrant


DATE: November 10, 1998