Form 10-K405
period 1998-12-31
INTERSTATE LAND INVESTORS I LTD PARTNERSHIP
filed 1999-03-31
CIK 835248

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark one)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended December 31, 1998 or
                                                         -----------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from _______________ to
_______________

Commission File Number 33-22420-A
                       ----------

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

        Securities Registered Pursuant to Section 12(b) of the Act: NONE


        Securities Registered Pursuant to Section 12(g) of the Act: NONE

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

              5,100 limited partnership units as of March 23, 1999

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

         The General Partners or their affiliates currently serve as general partners in over 10 public and private partnerships which currently own various types of real property. None of the prior partnerships sponsored by the General Partners or their affiliates now contemplate the acquisition of any additional properties of the type purchased by the Registrant. However, the General Partners or their affiliates may sponsor additional public or private partnerships in the future. In addition, the General Partners and their affiliates are and will continue to be engaged in the business of real estate investment, development and management apart from their involvement in the Registrant.

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

         As of March 23, 1999, the Registrant did not directly employ any persons in a full-time position. Certain employees of the General Partners and affiliates performed services for the Registrant during the year.

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

         In November 1998, a contract was signed listing the Property for sale with the Crosland Group for an asking price of $45,000 per acre or $4,320,000 in aggregate.

ITEM 3 - LEGAL PROCEEDINGS

         In May, 1996, the Partnership filed a Complaint in the General Court of Justice, Superior Court Division against William Garith Allen, a General Partner, seeking damages for Mr. Allen's failure to purchase the Property at the Put Price. The Partnership was seeking damages equal to the difference between the current value of the Property and the Put Price. In June 1998, the Partnership settled the claims against William Garith Allen. The Partnership received a cash payment in the amount of $500,000 in exchange for assignment of Mr. Allen's interests to a third party and relinquishment of his interests in the Partnership. The Partnership and Mr. Allen have signed mutual releases in conjunction with this settlement.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
         HOLDER MATTERS

         Transfer of the Units is subject to certain restrictions contained in the Limited Partnership Agreement. There is no established market for the Units and it is not anticipated that any will occur in the future. The Registrant is aware of no significant resale of Units since the Initial Closing on September 30, 1988. As of March 23, 1999, 523 persons were record owners of 5,100 Units.

         The Registrant in each year allocates to the investors and the General Partners any net profit prior to a sale of the Property. Such allocations to the investors are credited against their preferred return due to them on their invested capital. Net losses for each year are also allocated to the investors and the General Partners in accordance with their respective capital accounts. The Registrant does not intend to make any distributions of available cash prior to the sale of all or a portion of the Property. During 1998, $306,000 was distributed to the limited partners from the proceeds of the legal settlement discussed in Item 3.

ITEM 6 - SELECTED FINANCIAL DATA (AUDITED)

SELECTED STATEMENT OF OPERATIONS DATA

                                Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
                               December 31,   December 31,   December 31,   December 31,   December 31,
                                   1998           1997           1996           1995           1994
                                   ----           ----           ----           ----           ----
Interest and Other
   Income                        $505,387      $    146       $     60       $     60       $     42
Expenses                           29,949        26,734         27,280         27,280         21,775
                                 --------      --------       --------       --------       --------
Net Gain (Loss)                  $475,438       (26,588)       (27,220)       (27,220)       (21,733)
                                 ========      ========       ========       ========       ========

Net Gain (Loss) Allocated
to Class A limited
partners                          475,438       (26,584)       (27,216)       (27,216)       (21,730)
                                 ========      ========       ========       ========       ========

Net Gain (Loss) Per Class A
limited partnership
unit                                93.22         (5.16)         (5.28)         (5.28)         (4.22)
                                 ========      ========       ========       ========       ========

SELECTED BALANCE SHEET DATA

                      December 31,    December 31,    December 31,    December 31,    December 31,
                          1998            1997            1996            1995            1994
                          ----            ----            ----            ----            ----
Total Assets           $4,407,721      $4,263,565      $4,262,844      $4,264,021      $4,264,739
Total Liabilities         114,709         139,989         112,682          86,639          65,624
                       ----------      ----------      ----------      ----------      ----------
Partner's Capital      $4,292,962      $4,123,574      $4,150,162      $4,177,382      $4,199,115
                       ==========      ==========      ==========      ==========      ==========


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         As of December 31, 1998, the Registrant had cash on hand of $145,111. Until the Registrant disposes of the Property, its only sources of additional capital are loans and the interest earned on its short-term investments. The Registrant's ability to maintain cash adequate to meet its needs will be dependent upon the availability of financing and successful operations of its real estate investment. In accordance with the Partnership Agreement, the General Partners are required to advance any additional funds needed for operations. ISCR is entitled to accrue interest on any loans provided to the Partnership at the rate of prime plus two percent. As of May 23, 1995, the General Partner, ISCR, entered into a line of credit agreement in the amount of $100,000 with the Partnership to provide additional funds as needed. The note accrued interest at prime plus 2%. In July 1998 repayment, in the amount of $50,337, was made with proceeds from the legal settlement.

Results of Operations

COMPARISON OF THE FISCAL YEAR ENDED DECEMBER 31, 1998 TO THE FISCAL YEAR ENDED DECEMBER 31, 1997

         The Registrant reported a net income in the amount of $475,438 for the year ended December 31, 1997, as compared to a net loss of $26,588 for the year ended December 31, 1997.

         Interest expense decreased $1,253 due to smaller amounts borrowed from the general partner and repayment of the note payable. Professional fees increased $1,823 during 1998 due to increased legal expenses in relation to the settlement of the lawsuit against Allen. General and administrative expense increased $2,640 to $15,450 as a result of separate studies performed to evaluate the current market value and environmental conditions in the area.

COMPARISON OF THE FISCAL YEAR ENDED DECEMBER 31, 1997, TO THE FISCAL YEAR ENDED DECEMBER 31, 1996

         The Registrant reported a net loss in the amount of $27,220 for the year ended December 31, 1996, as compared to a net loss of $26,588 for the year ended December 31, 1997.

         Interest expense increased $1,404 during 1997 due to higher amounts outstanding on the note payable to ISCR. Professional fees decreased $902 during 1997 due to decreases in accounting and tax reporting fees. General and administrative expense decreased by $1,953 due primarily the Registrant changing its reporting service.


The Year 2000 Issue

         The Registrant determined that the potential consequences of year 2000 will not have a material effect on business, results of operations, or financial condition. This conclusion was reached after researching computer programs and third party vendors that are currently used to manage this limited partnership. The Registrant is not solely reliant upon outside systems or vendors for record keeping. Information is on file in our offices which states that existing computer software is Y2K compliant and that the third party vendor currently utilized will be Y2K compliant by June 30, 1999. The computer hardware and peripherals located in the Registrant's offices are also Y2K ready.

         If necessary, the Registrant can revert to manual methods for bookkeeping, check writing, preparation of financial statements and investor correspondence. Hard copies of essential information are available and will continue to be available well into the year 2000.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is included as a separate section to this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements in connection with the December 31, 1998, financial statements.


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

         Information as to ISCR, one of the current Co-Managing General Partners, is as follows:

                                      Information About Directors
         Name                           and Executive Officers
         ----                         ---------------------------

J. Christopher Boone         Director and President of ISCR. He is 40 years old.

Edward C. Ruff               Director of ISCR. He is 59 years old.

Robert B. McGuire            Treasurer of ISCR. He is 51 years old.

Michael D. Hearn             Director and Secretary of ISCR. He is 46 years old.

Lewis F. Semones, Jr.        Director of ISCR. He is 40 years old.

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

         Lewis F. Semones, Jr. is Senior Managing Director and Chief Financial Officer of I/JL. He is also a director of I/JL. Mr. Semones is a graduate of Lenoir Rhyne College, a Certified Public Accountant and a graduate of the Securities Industry Institute at The Wharton School of The University of Pennsylvania. He was elected as a director of ISCR in September, 1997.

         Each officer and director holds office until his death, resignation, retirement, removal, disqualification or his successor is elected and qualified.

         Effective April 1, 1999, Interstate/Johnson Lane will merge into Wachovia Corporation and will officially change its name to Wachovia Securities, Inc. The Registrant will be an affiliate of Wachovia Securities, Inc., but not be part of Wachovia Corporation's banking subsidiary. Personnel and offices will continue to operate as usual.

ITEM 11 - EXECUTIVE COMPENSATION

         No remuneration was paid or accrued for the account of any partner, officer or director of the General Partner during the Partnership fiscal year ended December 31, 1998.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                              Amount and
                                                               Nature of
                                                              Beneficial
    Partner Type              Name & Address                  Ownership          Class
--------------------      ----------------------              -----------        -----

Subordinated limited      Interstate Development                    $100          100%
  Partner                   Associates
General Partner           Melvin D. Childers (W. G. Allen)            50           50%

General Partner           ISC Realty Corporation                      50           50%

Class A Limited           ISC Realty Corporation                 100,000          2.0%

Class A Limited           Melvin D. Childers (PII)                   100         <0.1%

         As of March 23, 1999, no persons known to the Registrant have beneficial ownership of more than 5% of the Units.

         As of March 23, 1999, none of the individual directors and officers of the General Partners had subscribed for Units.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1998, there were no payments made to related parties in excess of $60,000.

         During the period ended December 31, 1998, ISCR earned $10,500 for monitoring the operations of the Registrant on behalf of the investors and performing certain administrative functions. However, the payment of such administrative fee is deferred until sale of the Property and return to the investors of their invested capital plus the preferred return. The deferred portion of this fee may accrue interest at the prime rate plus 1%.

         During 1998, the Partnership accrued interest at the rate of prime plus 2% on the outstanding balance of borrowing made against a note made by ISCR to the Partnership. This amount will not be paid until the property is sold or the Partnership is liquidated.

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

         (b) Reports on Form 8-K.

             None.

         (c) Exhibits.

             27     Financial Data Schedule (for SEC use only)

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

                                            INTERSTATE LAND INVESTORS I
                                            A NORTH CAROLINA LIMITED PARTNERSHIP

                                            BY: ISC REALTY CORPORATION
                                                GENERAL PARTNER




                                            BY: /S/ J. CHRISTOPHER BOONE
                                                --------------------------------
                                                J. CHRISTOPHER BOONE
                                                PRESIDENT

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

          Signature                    Title                  Date
          ---------                    -----                  ----



/S/ J. Christopher Boone                                  March 23, 1999
----------------------------                              --------------
J. Christopher Boone                 Director and
                                     President of
                                     ISC Realty
                                     Corporation



/S/ Edward C. Ruff                                        March 23, 1999
----------------------------                              --------------
Edward C. Ruff                       Director of
                                     ISC Realty
                                     Corporation



/S/Michael D. Hearn                                       March 23, 1999
----------------------------                              --------------
Michael D. Hearn                     Director and
                                     Secretary of
                                     ISC Realty
                                     Corporation


/S/Lewis F. Semones, Jr.                                  March 23, 1999
-----------------------------                             --------------
Lewis F. Semones. Jr.                Director of
                                     ISC Realty
                                     Corporation

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1998, 1997 AND 1996

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP
                              FINANCIAL STATEMENTS


                                TABLE OF CONTENTS



                                                                           PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS............................1

BALANCE SHEETS................................................................2

STATEMENTS OF OPERATIONS......................................................3

STATEMENT OF PARTNERS' CAPITAL................................................4

STATEMENTS OF CASH FLOWS......................................................5

NOTES TO FINANCIAL STATEMENTS.................................................6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners of
Interstate Land Investors I, Limited Partnership
Charlotte, North Carolina

               We have audited the balance sheets of Interstate Land Investors I, Limited Partnership (a North Carolina limited partnership), as of December 31, 1998 and 1997 and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of operations, partners' capital and cash flows of Interstate Land I, Limited Partnership (a North Carolina limited partner) for the year ending December 31, 1996 were audited by other auditors whose report dated January 16, 1997, expressed an unqualified opinion on those financial statements.

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

               In our opinion, the 1998 and 1997 financial statements referred to above present fairly, in all material respects, the financial position of Interstate Land Investors I, Limited Partnership (a North Carolina limited partnership), as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





Charlotte, North Carolina
February 26, 1999

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                  DECEMBER 31,

                       See Notes to Financial Statements.


                                                                  1998               1997
                                                               ----------      -----------
                                     ASSETS


Unimproved land held for appreciation                          $4,261,551      $ 4,261,551
Cash and cash equivalents                                         145,111              955
Accounts receivable - related party                                 1,059            1,059
                                                               ----------      -----------

                                                               $4,407,721      $ 4,263,565
                                                               ==========      ===========



                        LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES
    Line-of-credit payable - related party                     $     --        $    37,137
    Administrative fees payable - related party                   107,625           97,125
    Interest payable - related party                                7,084            5,729
                                                               ----------      -----------

                                                                  114,709          139,991
                                                               ----------      -----------

PARTNERS' CAPITAL
    Class A limited partners' interest (authorized,
         issued and outstanding 5,100 units)                    4,292,962        4,123,584
    Subordinated limited partners' interest                            98               86
    General partners' capital deficiency                              (48)             (96)
                                                               ----------      -----------


                                                                4,293,012        4,123,574
                                                               ----------      -----------

                                                               $4,407,721      $ 4,263,565
                                                               ==========      ===========



                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,



                                                           1998           1997            1996
                                                        ---------       --------       --------

INCOME
    Interest                                            $   5,387       $    146       $     60
                                                        ---------       --------       --------

EXPENSES
    Professional fees                                      12,320         10,497         11,399
    Property tax                                              123            118            115
    Interest expense                                        2,056          3,309          1,905
    General and administrative                             15,450         12,810         13,861
                                                        ---------       --------       --------
                                                           29,949         26,734         27,280
                                                        ---------       --------       --------

        Loss from operations                              (24,562)       (26,588)       (27,220)

SETTLEMENT FROM LAWSUIT - NOTE 7                          500,000           --             --
                                                        ---------       --------       --------

        Net income (loss)                               $ 475,438       $(26,588)      $(27,220)
                                                        =========       ========       ========


NET INCOME (LOSS) ALLOCATED TO
    Class A limited partners                            $ 475,378       $(26,584)      $(27,216)
    Subordinated limited partners                              12             (1)            (1)
    General partners                                           48             (3)            (3)
                                                        ---------       --------       --------


                                                        $ 475,438       $(26,588)     $(27,220)
                                                        =========       ========       ========



Class A limited partnership units outstanding               5,100          5,100          5,100
                                                        =========       ========       ========

Net income (loss) per weighted average Class A
    limited partnership unit                            $   93.22       $ (5.16)      $  (5.28)
                                                        =========       ========       ========


Loss from operations per weighted average Class A
    limited partnership unit                             $ (4.82)       $ (5.16)      $  (5.28)
                                                        =========       ========       ========


                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP
                         STATEMENT OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                     SUBORDINATED
                                     CLASS A  LIMITED PARTNERS   -------------------
                                     -------------------------    LIMITED   GENERAL
                                      UNITS          AMOUNT      PARTNERS   PARTNERS        TOTAL
                                      -----      -------------   --------   --------     -----------

Partners' capital (deficiency) -
    January 1, 1996                   5,100      $ 4,177,384       $ 88       $(90)      $ 4,177,382

Net loss, year ended
    December 31, 1996                  --            (27,216)        (1)        (3)          (27,220)
                                      -----      -----------       ----       ----       -----------

Partners' capital (deficiency) -
    December 31, 1996                 5,100        4,150,168         87        (93)        4,150,162

Net loss, year ended
    December 31, 1997                  --            (26,584)        (1)        (3)          (26,588)
                                      -----      -----------       ----       ----       -----------

Partners' capital (deficiency) -
    December 31, 1997                 5,100        4,123,584         86        (96)        4,123,574

Net income year ended
    December 31, 1998                  --            475,378         12         48           475,438

Distributions to partners              --           (306,000)       --         --           (306,000)
                                      -----      -----------       ----       ----       -----------

Partners capital (deficiency) -
    December 31, 1998                 5,100      $ 4,292,962       $ 98       $(48)      $ 4,293,012
                                      =====      ===========       ====       ====       ===========


                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                   1998           1997           1996
                                                                ---------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                           $ 475,438       $(26,588)      $(27,220)
    Adjustments to reconcile net income (loss) to net
      cash provided by (used
        for) operating activities:
           Decrease in accounts receivable - related party           --             --              271
           Increase in accrued liabilities - related party         11,855         13,809         12,406
                                                                ---------       --------       --------

               Net cash provided by (used for) operating
                   activities                                     487,293        (12,779)       (14,543)
                                                                ---------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in line-of-credit payable -
        related party                                             (37,137)        13,500         13,637
    Distributions to partners                                    (306,000)          --             --
                                                                ---------       --------       --------

               Net cash provided (used) for financing
                   activities                                    (343,137)        13,500         13,637
                                                                ---------       --------       --------

                Net increase (decrease) in cash and cash
                   equivalents                                    144,156            721           (906)

CASH AND CASH EQUIVALENTS, BEGINNING
    OF YEAR                                                           955            234          1,140
                                                                ---------       --------       --------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $ 145,111       $    955       $    234
                                                                =========       ========       ========


                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


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

           Until January 1, 1992, the managing general partner was Performance Investments, Inc. (PII) (see Note 6), which is 100% owned by Mr. William Garith Allen and a family member. Mr. Allen and ISC Realty Corporation (ISCR) are also general partners in the Partnership and effective January 1, 1992, assumed the role of co-managing general partners. Interstate Development Associates (IDA) is holder of the subordinated limited partner interest, which may be assigned by IDA to any of its affiliates at any time. Mr. Allen is a 50% general partner in IDA. During 1998, Mr. Allen's general partnership interest was transferred to another individual due to settlement of a lawsuit (see Note 7).

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

        CASH EQUIVALENTS

           For the purposes of the statements of cash flows, the Partnership considers all highly liquid investments having original maturities of three months or less to be cash equivalents. At December 31, 1998, 1997 and 1996, the Partnership's cash consisted of monies deposited through Interstate/Johnson Lane Corporation (a related company to ISCR) in a money market fund.

        CAPITALIZATION POLICIES

           The costs of acquiring land, including related closing and predevelopment costs, are capitalized and will be allocated to cost of sales as sales of the property occur. Additionally, management deems that the market value of the land is not below its historical cost.

        ORGANIZATIONAL AND SYNDICATION COSTS

           Various expenses and fees paid in connection with organizing the Partnership (including an organizational fee of $150,000 paid to ISCR) have been capitalized and amortized using the straight-line method over a 60-month period. These costs have been fully amortized in prior years. Other fees and expenses (including sales commissions of $346,360 paid to Interstate/Johnson Lane Corporation,

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
           a related company to ISCR) related to the sale of limited partnership interests in the Partnership have been classified as syndication costs and charged directly against partners' capital.

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

        In September 1992, upon the approval of the holders of 67% of the Class A limited partner interests and upon meeting certain conditions in the partnership agreement, these partners exercised their one-time right to direct the general partners to sell the property at a price no less than $7,185,000. In accordance with this vote, the property was to be sold by September 1993, or at that time Mr. Allen (see Note 1) became obligated to purchase the property at the stipulated price. Because the required date of purchase

NOTE 2 - ALLOCATIONS AND DISTRIBUTIONS OF NET PROFITS AND LOSSES, CONTINUED

        expired, the Partnership investigated the legal remedies available that would best benefit the Partnership in 1993. In 1996 ISC Realty initiated a civil action against Mr. Allen and in 1998 the civil action was settled (see Note 7). As part of this settlement, Mr. Allen's general partnership interest was transferred to another individual.


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

        The Partnership incurred expenses of $10,500 in 1998, 1997 and 1996, for services rendered by ISCR in connection with certain administrative functions of the Partnership. Since payment of these fees is deferred as described in Note 1, the fees are included as accrued administrative fees in the accompanying balance sheets, and as a general and administrative expense in the accompanying statements of operations.

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


NOTE 4 - LINE-OF-CREDIT FROM RELATED PARTY

        On May 23, 1995, the Partnership obtained a line-of-credit from ISCR, for which total borrowings cannot exceed $50,000. Interest is charged on this line-of-credit at 2% above the announced prime lending rate of NationsBank, N.A. (Carolinas), resulting in a rate of 9.75%, 10.5% and 10.25% at December 31, 1998, 1997 and 1996, respectively. ISCR has received a mortgage and assignment of rents and leases on the property as security. Interest shall accrue on this line-of-credit and shall be paid along with the outstanding principal balance on the earlier of:


NOTE 4 - LINE-OF-CREDIT FROM RELATED PARTY, CONTINUED

        -- Sale or disposition of all or any portion or part of the property securing the mortgage instrument,

        -- the date ISCR is removed as managing general partner of the Partnership, or

        -- the date the Partnership terminates its legal existence.

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


NOTE 7 - SETTLEMENT FROM LAWSUIT

       During 1998 the Partnership settled the claim against William Garith Allen in exchange for an assignment to a third party, a $500,000 cash payment, and relinquishment of his interest in the Partnership. A mutual release was signed in conjunction with this settlement.


NOTE 8 - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME TO TAXABLE INCOME

       A reconciliation of financial statement and taxable income is as follows:

              Financial statement net income                                             $    475,438
              Plus:   temporary non-deductible expenses to related party                       11,855
                                                                                          -----------
                  Taxable income                                                         $    487,293
                                                                                          ===========