Form 10-Q
period 1999-03-31
INTERSTATE LAND INVESTORS I LTD PARTNERSHIP
filed 1999-05-18
CIK 835248

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

                    For Quarterly Period Ended MARCH 31, 1999
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

                              IJL FINANCIAL CENTER
                         201 N. TRYON ST., P.O. BOX 1012
                            CHARLOTTE, NC 28201-1012
                    (Address of principal executive offices)
                                   (Zip Code)

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

5,100 limited partnership units outstanding at May 13, 1999

                    Page 1 of 9 Sequentially Numbered Pages

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                   AS OF MARCH 31, 1999, AND DECEMBER 31, 1998

                                                       March 31,
                                                         1999           December 31,
                                                      (Unaudited)          1998
                                                      -----------       -----------
     ASSETS:


Land Held for Sale                                    $ 4,261,551       $ 4,261,551
Cash and Cash Equivalents                                 139,866           145,111
Other Assets                                                1,059             1,059
                                                      -----------       -----------

                                                      $ 4,402,476       $ 4,407,721
                                                      ===========       ===========


     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):


Note Payable                                                7,084             7,084
Accrued Liabilities                                       107,654           107,625
                                                      -----------       -----------

                                                          114,738           114,709
                                                      -----------       -----------


Class A Limited Partners' Interest                      4,287,688         4,292,962
Subordinated Limited Partners' Interest                        98                98
General Partners' Interest                                    (49)              (48)
                                                      -----------       -----------

                                                        4,287,738         4,293,012
                                                      -----------       -----------

                                                      $ 4,402,476       $ 4,407,721
                                                      ===========       ===========

                  See Notes to condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                         Three             Three
                                                         Months            Months
                                                         Ended             Ended
                                                        March 31,         March 31,
                                                          1999             1998
                                                      -----------       -----------
INCOME:
Interest Income                                       $     1,425       $        34
                                                      -----------       -----------
                                                            1,425                34

EXPENSES:
Interest Expense                                      $         0       $       971
Property Tax Expense                                           30                29
Insurance Expense                                               0                 0
Professional and Legal Fees                                 5,650             8,146
General and Administrative Costs                            1,019               824
                                                      -----------       -----------

Total Expenses                                              6,699             9,970
                                                      -----------       -----------

NET LOSS                                              $    (5,274)      $    (9,936)
                                                      ===========       ===========

NET LOSS ALLOCATION:
General Partners                                               (1)               (1)
Class A Limited Partners                                   (5,273)           (9,935)
                                                      -----------       -----------

Total Net Loss
  Allocated to Partners                               $    (5,274)      $    (9,936)
                                                      ===========       ===========


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                                          5,100             5,100
                                                      -----------       -----------

NET LOSS PER CLASS A
 LIMITED PARTNERSHIP UNIT                             $     (1.03)      $     (1.95)
                                                      ===========       ===========


                  See Notes to condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                CONDENSED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (Unaudited)

                                                            Subordinated
                                   General     Limited        Limited
                                   Partners    Partners       Partner         Total
                                  ---------   -----------   ------------   -----------
Partners' Equity (Deficit)
  at December 31, 1997             $(96)      $ 4,123,584       $86        $ 4,123,574

Net Loss for the Three Months
  Ended March 31, 1998               (1)           (9,935)        0             (9,936)
                                   ----       -----------       ---        -----------


PARTNERS' EQUITY (DEFICIT)
  AT MARCH 31, 1998                $(97)      $ 4,113,649       $86        $ 4,113,638
                                   ====       ===========       ===        ===========


                                                            Subordinated
                                   General     Limited        Limited
                                   Partners    Partners       Partner         Total
                                  ---------   -----------   ------------   -----------
Partners' Equity (Deficit)
  at December 31, 1998             $(48)      $ 4,292,962       $98        $ 4,293,012

Net Loss for the Three Months
  Ended March 31, 1999               (1)           (5,274)        0             (5,274)
                                   ----       -----------       ---        -----------


PARTNERS' EQUITY (DEFICIT)
 AT MARCH 31, 1999                 $(49)      $ 4,287,688       $98        $ 4,287,738
                                   ====       ===========       ===        ===========


                   See Notes to condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                       Three Months       Three Months
                                                          Ended             Ended
                                                         March 31,         March 31,
                                                           1999              1998
                                                       (Unaudited)        (Unaudited)
                                                      ------------      -------------
CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss                                              $    (5,274)      $    (9,936)

Adjustments to reconcile net loss to
 net cash provided by (used for) operations:

  Increase in Accrued Liabilities                              29             1,002
                                                      -----------       -----------

Net Cash Used for Operating Activities                     (5,245)           (8,934)

CASH FLOW FROM FINANCING ACTIVITIES:

Increase (Decrease) in Note Payable                             0             7,500
                                                      -----------       -----------
Net Cash Provided by (Used by) Financing Activities             0             7,500

Increase (Decrease) in Cash and Cash Equivalents           (5,245)           (1,434)
                                                      -----------       -----------

Cash and Cash Equivalents at Beginning of period          145,111               953
                                                      -----------       -----------

Cash and Cash Equivalents at End of Period            $   139,866       $      (481)
                                                      ===========       ===========


                   See Notes to condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1999

1. BASIS OF PRESENTATION:

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2. ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES:

         Interstate Land Investors I Limited Partnership (the "Partnership" or "Registrant") is a North Carolina limited partnership. The Partnership filed a registration statement in 1988 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The offering became effective September 7, 1988, and was terminated September 30, 1988. Capital Contributions of $100 were received from the general partners and $5,100,000 from the limited partners. The limited partnership interests were sold in $1,000 units. On April 30, 1999, there were 523 unit holders of record. The Partnership's business now consists of holding for investment, disposing, and otherwise dealing in 97 acres of undeveloped land (the "Property") located in York County, South Carolina. As of April 30, 1999, the Partnership held all 97 acres of the Property.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, the Registrant had excess cash on hand in the amount of $139,866. This amount reflects the remainder that was retained for working capital from the $500,000 proceeds received from the Wm. G. Allen legal settlement, less the $306,000 distribution to the partners on July 31, 1998, and the payoff of the $50,337 outstanding loan.

         Until the Registrant disposes of its approximately 96.74 acre tract of land located in York County, South Carolina, its only sources of additional capital are loans and the interest earned on its short-term investments.

2. RESULTS OF OPERATIONS

         The Partnership reported a net loss of $5,274 for the three months ended March 31, 1999, as compared to $9,936 for the same period in 1998.

         Interest income increased from $34 for the three months ended March 31, 1998 to $1,425 for the same period in 1999 due to a higher cash balance on hand. Professional and legal fees decreased from $8,146 for the three months ended March 31, 1998 to $5,650 for the same period in 1999 as a result of the settlement of the lawsuit against Allen. General and administrative expenses totaled $1,019 for the three months ended March 31, 1999, as compared to $824 for the same period in 1998. This increase is due to higher database maintenance fees paid. Interest expense decreased by $971 due to repayment of the general partner loan.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Partnership has settled the claims against Wm. G. Allen in exchange for assignment to a third party, a $500,000 cash payment and relinquishment of his interests in the Partnership. The Partnership and Mr. Allen have signed mutual releases in conjunction with this settlement.

ITEM 2.  CHANGES IN SECURITIES

        None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.  OTHER INFORMATION

         On October 31, 1998, the Partnership entered into a listing agreement with The Crosland Group to sell the property. The property is listed for sale at $4,320,000 which equates to $45,000 per acre.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            EX-27    FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended March 31, 1999.

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

                                   INTERSTATE LAND INVESTORS I
                                   LIMITED PARTNERSHIP
                                   (REGISTRANT)

                                 BY: /s/ J. CHRISTOPHER BOONE
                                     ------------------------
                                     J. CHRISTOPHER BOONE
                                     ISC REALTY CORPORATION,
                     GENERAL PARTNER AND PRINCIPAL EXECUTIVE
                                     OFFICER, PRINCIPAL FINANCIAL OFFICER OF THE
                                     REGISTRANT

DATE:  MAY 13, 1999
     -------------------