Form 10-Q
period 1999-06-30
INTERSTATE LAND INVESTORS I LTD PARTNERSHIP
filed 1999-07-27
CIK 835248

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

                    For Quarterly Period Ended JUNE 30, 1999
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

5,100 limited partnership units outstanding at July 21, 1999

                    Page 1 of 9 Sequentially Numbered Pages

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                            Condensed Balance Sheets
                   As of June 30, 1999, and December 31, 1998

                                                         June 30,
                                                           1999             December 31,
                                                        (Unaudited)             1998
                                                        -----------         -----------

     ASSETS:

Land Held for Sale                                      $ 4,261,551         $ 4,261,551
Cash and Cash Equivalents                                   128,174             145,111
Other Assets                                                  1,059               1,059
                                                        -----------         -----------

                                                        $ 4,390,784         $ 4,407,721
                                                        ===========         ===========


     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Accrued Liabilities                                           7,144               7,084
Note Payable                                                107,625             107,625
                                                        -----------         -----------

                                                            114,769             114,709
                                                        -----------         -----------

Class A Limited Partners' Interest                        4,275,967           4,292,962
Subordinated Limited Partners' Interest                          98                  98
General Partners' Interest                                      (50)                (48)
                                                        -----------         -----------

                                                          4,276,015           4,293,012
                                                        -----------         -----------

                                                        $ 4,390,784         $ 4,407,721
                                                        ===========         ===========



                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                        Condensed Statement of Operations

                                   (Unaudited)

                                       Three          Three         Six             Six
                                       Months        Months        Months         Months
                                       Ended          Ended        Ended           Ended
                                      June 30,       June 30,     June 30,       June 30,
                                        1999          1998          1999           1998
                                      ---------      --------     ---------      ---------

INCOME:
Interest Income                       $   1,345      $     62     $   2,770      $     102
Other Income - Legal Settlement               0       500,000             0        500,000
                                      ---------      --------     ---------      ---------

                                          1,345       500,062         2,770        500,102
EXPENSES:
 Property Taxes                              30            28            60             57
 Insurance Expense                          216           216           216            216
 Professional and Legal Fees              1,000         2,713         6,650          9,063
 General and Administrative Costs         2,293         1,666         3,313          4,453
 Interest Expense                             0           786             0          1,757
                                      ---------      --------     ---------      ---------

 Total Expenses                           3,539         5,409        10,239         15,546
                                      ---------      --------     ---------      ---------

NET INCOME (LOSS) before taxes        ($  2,194)     $494,653     ($  7,469)     $ 484,556

Income Tax Expense                        9,528             0         9,528              0
                                      ---------      --------     ---------      ---------

NET INCOME (LOSS)                       (11,722)      494,653       (16,997)       484,556
                                      =========      ========     =========      =========

NET INCOME (LOSS) ALLOCATION:
General Partners                             (1)           49            (2)            (2)
Class A Limited Partners                (11,721)      494,604       (16,995)       484,508
                                      ---------      --------     ---------      ---------

Total Net Income (Loss)
  Allocated to Partners               ($ 11,722)     $494,653     ($ 16,997)     $ 484,506
                                      =========      ========     =========      =========


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                        5,100         5,100         5,100          5,100
                                      ---------      --------     ---------      ---------

NET INCOME (LOSS) PER CLASS A
 LIMITED PARTNERSHIP UNIT             ($   2.30)     $  96.99     ($   3.33)     $   95.00
                                      =========      ========     =========      =========



                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                Condensed Statement of Partners' Equity (Deficit)
                For the Six Months Ended June 30, 1999, and 1998

                                   (Unaudited)

                                                                          Subordinated
                                           General         Limited           Limited
                                           Partners        Partners          Partner         Total
                                         -----------      -----------      -----------     -----------

Partners' Equity (Deficit)
  at December 31, 1997                   ($       96)     $ 4,123,584      $        86     $ 4,123,574

Net Income (Loss) for the Six Months
  Ended June 30, 1998                             48          484,508                0         484,556
                                         -----------      -----------      -----------     -----------


PARTNERS' EQUITY (DEFICIT)
  AT JUNE 30, 1998                       ($       48)     $ 4,608,092      $        86     $ 4,608,130
                                         ===========      ===========      ===========     ===========



                                                                          Subordinated
                                           General         Limited           Limited
                                           Partners        Partners          Partner          Total
                                         -----------      -----------      -----------     -----------

Partners' Equity (Deficit)
  at December 31, 1998                   ($       48)     $ 4,292,962      $        98     $ 4,293,012

Net Income (Loss) for the Six Months
  Ended June 30, 1999                             (2)         (16,995)               0         (16,997)
                                         -----------      -----------      -----------     -----------


PARTNERS' EQUITY (DEFICIT)
  AT JUNE 30, 1999                       ($       50)     $ 4,275,967      $        98     $ 4,276,015
                                         ===========      ===========      ===========     ===========



                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                       Condensed Statements of Cash Flows
                For the six months ended June 30, 1999, and 1998

                                                                     Six Months        Six Months
                                                                       Ended             Ended
                                                                      June 30,          June 30,
                                                                        1999              1998
                                                                    (Unaudited)       (Unaudited)
                                                                     ---------         ---------

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                    ($  7,469)        $ 484,556

Adjustments to reconcile net income (loss) to net cash provided by (used for) operations:

  Increase in Accrued Liabilities                                           60             1,116
                                                                     ---------         ---------

Net Cash Provided by (Used for) Operating Activities                    (7,409)          485,672


CASH FLOWS FROM FINANCING ACTIVITIES:
Income Tax Expense                                                      (9,528)                0
Distributions to Limited Partners                                            0                 0
Increase (Decrease) in Note Payable                                          0           (37,137)
                                                                     ---------         ---------
Net Cash Used for Provided by (Used for) Financing Activities           (9,528)          (37,137)

Increase (Decrease) in Cash and Cash Equivalents                       (16,937)          448,535
                                                                     ---------         ---------

Cash and Cash Equivalents at Beginning of period                       145,111           145,111
                                                                     ---------         ---------

Cash and Cash Equivalents at End of Period                           $ 128,174         $ 593,646
                                                                     =========         =========



                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1999

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2. ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES:

Interstate Land Investors I Limited Partnership (the "Partnership" or "Registrant") is a North Carolina limited partnership. The Partnership filed a registration statement in 1988 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The offering became effective September 7, 1988, and was terminated September 30, 1988. Capital Contributions of $100 were received from the general partners and $5,100,000 from the limited partners. The limited partnership interests were sold in $1,000 units. On July 21, 1999, there were 523 unit holders of record. The Partnership's business now consists of holding for investment, disposing, and otherwise dealing in 97 acres of undeveloped land (the "Property") located in York County, South Carolina. As of July 21, 1999, the Partnership held all 97 acres of the Property.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Registrant had excess cash on hand in the amount of $128,174. This amount reflects the remainder of the $500,000 proceeds received from the William Garith Allen legal settlement and the payoff of the $50,337 outstanding loan. Approximately $160,000 was retained for working capital and $306,000 was distributed to the partners on August 11, 1998.

Until the Registrant disposes of its approximately 96.74 acre tract of land located in York County, South Carolina, its only sources of additional capital are loans and the interest earned on its short-term investments.

The Year 2000 Issue

         The Registrant determined that the potential consequences of year 2000 will not have a material effect on business, results of operations, or financial condition. This conclusion was reached after researching computer programs and third party vendors that are currently used to manage this limited partnership. The Registrant is not solely reliant upon outside systems or vendors for record keeping. Information is on file in our offices which states that existing computer software is Y2K compliant. The computer hardware and peripherals located in the Registrant's offices are also Y2K ready.

         If necessary, the Registrant can revert to manual methods for bookkeeping, check writing, preparation of financial statements and investor correspondence. Hard copies of essential information are available and will continue to be available well into the year 2000.

2. RESULTS OF OPERATIONS

         The Partnership reported a net loss of $16,997 for the six months ended June 30, 1999, as compared to the net income of $484,556 for the six months ended June 30, 1998. The net loss is a return to the status quo for the June 30, 1999, quarter as the income for the June 30, 1998, quarter includes the proceeds from the settlement of the lawsuit with William Garith Allen that resulted in $500,000 in extraordinary income for that quarter.

         Professional and legal fees decreased from $9,063 to $6,650 reflecting reduced legal activity due to the settlement of the above referenced lawsuit. General and administrative expenses decreased from $4,453 to $3,313. The Partnership was required to pay NC State income tax in the amount of $9,528 on income earned in 1998. Interest expense decreased from $1,757 for the six months ended June 30, 1998 to zero for the current quarter. This decrease reflects the payoff of the outstanding loan. All other expenses were roughly in line with 1998 second quarter results.

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

         On April 1, 1999, Interstate/Johnson Lane merged into Wachovia Corporation and officially changed its name to Wachovia Securities, Inc. The Registrant will be an affiliate of Wachovia Securities, Inc., but not be part of Wachovia Corporation's banking subsidiary. Personnel and offices will continue to operate as usual.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             EX-27    FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the six months ended June 30, 1999.



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


                                 INTERSTATE LAND INVESTORS I
                                 LIMITED PARTNERSHIP
                                 (Registrant)



                                 BY: /s/J. CHRISTOPHER BOONE
                                     -----------------------
                                     J. CHRISTOPHER BOONE
                                     ISC Realty Corporation,
                                     General Partner and Principal Executive
                                     Officer, Principal Financial Officer of the
                                     Registrant


Date:    July 21, 1999
     ---------------------