Form 10-Q
period 1999-09-30
INTERSTATE LAND INVESTORS I LTD PARTNERSHIP
filed 1999-11-12
CIK 835248

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

                  For Quarterly Period Ended SEPTEMBER 30, 1999
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

5,100 limited partnership units outstanding at November 10, 1999

                     Page 1 of 9 Sequentially Numbered Pages

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998



                                                          September 30,
                                                               1999               December 31,
                                                           (Unaudited)                1998
                                                        -------------------    --------------------

     ASSETS:

Land Held for Sale                                              $4,261,551              $4,261,551
Cash and Cash Equivalents                                          128,089                 145,111
Other Assets                                                         1,059                   1,059
                                                        -------------------    --------------------

                                                                $4,390,699              $4,407,721
                                                        ===================    ====================


     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Accrued Liabilities                                                  7,144                   7,084
Note Payable                                                       107,625                 107,625
                                                        -------------------    --------------------

                                                                  $114,769                 114,709
                                                        -------------------    --------------------

Class A Limited Partners' Interest                               4,275,882               4,292,962
Subordinated Limited Partners' Interest                                 98                      98
General Partners' Interest                                             (50)                    (48)
                                                        -------------------    --------------------

                                                                 4,275,930               4,293,012
                                                        -------------------    --------------------

                                                                $4,390,699              $4,407,721
                                                        ===================    ====================


            See attached notes to the condensed financial statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                        Condensed Statement of Operations
                                   (Unaudited)


                                                 Three           Three            Nine            Nine
                                                Months           Months          Months          Months
                                                 Ended           Ended           Ended            Ended
                                             September 30,   September 30,   September 30,    September 30,
                                                 1999             1998            1999            1998
                                            ---------------- --------------- --------------- ----------------


INCOME:
 Interest Income                                     $1,332          $3,749          $4,102           $3,851
Other Income - Legal Settlement                          $0              $0              $0         $500,000
                                            ---------------- --------------- --------------- ----------------
                                                      1,332           3,749           4,102          503,851

EXPENSES:
 Property Taxes                                           0              29              60               86
 State Tax Expense                                        0               0           9,528                0
 Insurance Expense                                        0               0             216              216
 Professional and Legal Fees                             32               0           6,682            7,706
 Interest expense                                         0               0               0            1,757
 General and Administrative Costs                     1,386             834           4,698            6,644
                                            ---------------- --------------- --------------- ----------------

 Total Expenses                                       1,417             863          21,184           16,409
                                            ---------------- --------------- --------------- ----------------

NET INCOME (LOSS)                                      ($85)         $2,886        ($17,082)        $487,442
                                            ================ =============== =============== ================


NET INCOME (LOSS) ALLOCATION:
General Partners                                        ($0)             $0             ($2)             $49
Class A Limited Partners                                (85)          2,886         (17,080)         487,394
                                            ---------------- ------------------------------------------------

 Total Net Income (Loss)
  Allocated to Partners                                 (85)          2,886         (17,082)         487,442
                                            ================ =============== =============== ================


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                                    5,100           5,100           5,100            5,100
                                            ================ =============== =============== ================


NET LOSS PER CLASS A
 LIMITED PARTNERSHIP UNIT                            ($0.02)          $0.57          ($3.35)          $95.58
                                            ================ =============== =============== ================

            See attached notes to the condensed financial statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                Nine Months                 Nine Months
                                                                   Ended                       Ended
                                                               September 30,               September 30,
                                                                   1999                        1998
                                                                (Unaudited)                 (Unaudited)
                                                              ----------------            ----------------


CASH FLOW FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                    ($17,082)                   $487,442

Adjustments to reconcile net income (loss) to net cash used for operations:

  Increase in Property Taxes Payable                                       60                          86
  Increase in Accrued Liabilities                                           0                       1,058
                                                              ----------------            ----------------
                                                                           60                       1,144

Net Cash used for Operating Activities                                (17,022)                    488,586
                                                              ----------------            ----------------

CASH FLOW FROM FINANCING ACTIVITIES:

  Increase (Decrease) in Note Payable                                       0                     (37,137)
                                                              ----------------            ----------------

Net Cash Provided by Financing Activities                                   0                     (37,137)
                                                              ----------------            ----------------

  Increase (Decrease) in Cash and Cash Equivalents                    (17,022)                    451,449
  Distributions to Limited Partners                                         0                    (306,000)
                                                              ----------------            ----------------

Cash and Cash Equivalents at Beginning of Period                      145,111                         953
                                                              ----------------            ----------------

Cash and Cash Equivalents at End of Period                           $128,089                    $146,402
                                                              ================            ================

            See attached notes to the condensed financial statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                CONDENSED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


                                                                           Subordinated
                                             General         Limited         Limited
                                            Partners         Partners        Partner           Total
                                         ---------------- --------------- --------------- ----------------

Partners' Equity (Deficit)
  at December 31, 1997                              ($96)     $4,123,584             $86       $4,123,574

Net Income (Loss) for the Nine Months
  Ended September 30, 1998                            49         487,394               0          487,442
Distributions to Partners                              0        (306,000)              0         (306,000)
                                         ---------------- --------------- --------------- ----------------

PARTNERS' EQUITY (DEFICIT)
 AT SEPTEMBER 30, 1998                              ($47)     $4,304,978             $86       $4,305,016
                                         ================ =============== =============== ================




Partners' Equity (Deficit)
  at December 31, 1998                              ($48)     $4,292,962             $98       $4,293,012

Net Income (Loss) for the Nine Months
  Ended September 30, 1999                            (2)        (17,080)              0          (17,082)
Distributions to Partners                              0               0                                0
                                         ---------------- --------------- --------------- ----------------

PARTNERS' EQUITY (DEFICIT)
 AT SEPTEMBER 30, 1999                              ($50)     $4,275,882             $98       $4,275,930
                                         ================ =============== =============== ================

            See attached notes to the condensed financial statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2. ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES:

Interstate Land Investors I Limited Partnership (the "Partnership" or "Registrant") is a North Carolina limited partnership. The Partnership filed a registration statement in 1988 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The offering became effective September 7, 1988, and was terminated September 30, 1988. Capital Contributions of $100 were received from the general partners and $5,100,000 from the limited partners. The limited partnership interests were sold in $1,000 units. On November 10, 1999, there were 523 unit holders of record. The Partnership's business now consists of holding for investment, disposing, and otherwise dealing in 97 acres of undeveloped land (the "Property") located in York County, South Carolina. As of November 10, 1999, the Partnership held all 97 acres of the Property.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Registrant had excess cash on hand in the amount of $128,089. This amount reflects the remainder that was retained for working capital from the $500,000 proceeds received from the William Garith Allen legal settlement, less the $306,000 distribution to the partners on August 11, 1998, and the payoff of the $50,337 outstanding loan.

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

2. RESULTS OF OPERATIONS

         The Partnership reported a net loss of ($17,082) for the nine months ended September 30, 1999, as compared to the net income of $487,442 for the nine months ended September 30, 1998. The net loss is a return to the status quo for this period as the gain for the September 30, 1998, period includes the proceeds from the settlement of the lawsuit with William Garith Allen that resulted in $500,000 in extraordinary income. Professional and legal fees decreased to $6,682 down from $7,706 due to savings in tax and audit services and the legal settlement. General and administrative expenses decreased to $4,698 down from $6,644. The 1998 figure includes charges for studies performed during 1998 to evaluate the current market value and environmental conditions in the area of the property. Interest expense decreased to zero from $1,757 with the repayment of the Note Payable. All other expenses were roughly in line with 1998 third quarter results.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In 1998, the Partnership settled the claims against William Garith Allen in exchange for assignment to a third party, a $500,000 cash payment and relinquishment of his interests in the Partnership. The Partnership and Mr. Allen have signed mutual releases in conjunction with this settlement.

ITEM 2. CHANGES IN SECURITIES

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         On October 12, 1999, the Partnership signed a letter of intent with Crescent Resources, Inc. to purchase the property for $40,000 per acre for 91 acres and $20,000 per acre for a maximum of 5 acres of wetlands (purchaser is not required to pay for any wetlands acreage in excess of 5 acres). Assuming the amount of wetlands is 5 acres or less, the total purchase price will be $3,740,000 A contract is being drafted at the time of this filing. The purchaser has no money at stake until after the due diligence period that ends 90 days after the purchaser receives approval of the sale from the limited partners.

         On April 1, 1999, Interstate/Johnson Lane merged into Wachovia Corporation and officially changed its name to Wachovia Securities, Inc. The Registrant will be an affiliate of Wachovia Securities, Inc., but not be part of Wachovia Corporation's banking subsidiary. Personnel and offices will continue to operate as usual.

         On October 31, 1998, the Partnership entered into a listing agreement with The Crosland Group to sell the property . The property is listed for sale at $45,000 per acre.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             EX-27    FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the nine months ended September 30, 1999.

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


                                   INTERSTATE LAND INVESTORS I
                                   LIMITED PARTNERSHIP
                                   (REGISTRANT)



                                 BY: /S/ J. CHRISTOPHER BOONE
                                     ---------------------------
                                     J. CHRISTOPHER BOONE
                                     ISC REALTY CORPORATION,
                                     GENERAL PARTNER AND PRINCIPAL EXECUTIVE
                                     OFFICER, PRINCIPAL FINANCIAL OFFICER OF THE
                                     REGISTRANT


DATE:  NOVEMBER 10, 1999