Form 10-K405
period 1999-12-31
INTERSTATE LAND INVESTORS I LTD PARTNERSHIP
filed 2000-04-03
CIK 835248

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark one)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the fiscal year ended December 31, 1999 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from _______________ to _______________

Commission File Number 33-22420-A

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)

     North Carolina                                        56-1610635
(State of Organization)                     (I.R.S. Employer Identification No.)

201 N. Tryon St., Charlotte, North Carolina                   28202
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

              5,100 limited partnership units as of March 17, 2000

Documents Incorporated by Reference: See Item 14

                    Page 1 of 13 sequentially numbered pages

                                     PART I

ITEM 1 - BUSINESS

         Interstate Land Investors I (the "Registrant" or the "Partnership") is a North Carolina limited partnership organized as of May 18, 1988 to acquire for investment, hold on an unencumbered basis and dispose of an approximately 96.74-acre tract of land located in York County, South Carolina (the "Property"). Until January 1, 1992, the General Partners of the Registrant were Performance Investments, Inc., a North Carolina corporation ("PII"), William Garith Allen ("Allen") and ISC Realty Corporation, a North Carolina corporation ("ISCR"). Allen is the President, a director and a 50% shareholder of PII. PII filed bankruptcy in 1992 under Chapter 11 of the Bankruptcy Code. ISCR is a North Carolina corporation wholly owned by Wachovia Securities Inc ("WSI"). Effective January 1, 1992, ISCR and Allen assumed the role of co-managing general partners and PII converted to a limited partner. In 1998, Allen resigned as partner and his partnership interest was assigned to ISC Realty Corporation.

         The Registrant offered (the "Offering") 5,100 units of Class A Limited Partnership Interests (the "Units") at $1,000 per Unit pursuant to a Registration Statement effective September 7, 1988, filed under the Securities Act of 1933, as amended (the "Act"). On September 30, 1988, the Offering was terminated (the "Closing") with aggregate net proceeds from the Offering totaling $5,096,360. After deduction for selling commissions and organization and offering expenses of $624,400, net proceeds of $4,471,960 were available to the Registrant for the acquisition of the Property. In addition to these proceeds, the General Partners and their affiliates contributed amounts totaling $200.

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

         As of March 17, 2000, the Registrant did not directly employ any persons in a full-time position. Certain employees of the General Partners and affiliates performed services for the Registrant during the year.

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

         The topography of the Property consists of generally rolling terrain. The Property is level to the street grade of U.S. Highway 21 and is level to the street grade of I-77 along the western boundary of the Property. The Property is not located within any floodplain areas and drainage appears to be adequate. The Property is approximately 95% wooded, covered with vegetation indigenous to the Piedmont section of the Carolinas. The soil is generally of a clay-type and is capable of supporting conventional spread footings, which would be used in development of the Property.

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

         There is a 10-foot wide American Telephone & Telegraph Company buried toll line easement that traverses the Property. However, it is not anticipated that this easement will inhibit the potential development of the Property or adversely affect its market value.

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

         On December 21, 1999, the Partnership entered into a contract with Crescent Resources, the real estate arm of Duke Energy Corporation, to sell the entire tract of unimproved land for approximately $3,740,000, which equates to an average per acre price of $38,660. The potential purchaser deposited earnest money with a title agency. Under the terms of the contract, the potential purchaser had until March 31, 2000, to complete their due diligence, making the earliest possible closing date April 20, 2000. However, on March 17, 2000, Crescent Resources notified the Registrant of its desire to cancel the contract. Crosland Commercial continues to list the property for sale.

         During the fourth quarter of 1999, the Partnership recorded a non-cash charge of approximately $660,000, or approximately $130 per limited partnership unit, to write-down its unimproved land to its estimated realizable value.

ITEM 3 - LEGAL PROCEEDINGS

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In December 1999, an official ballot was sent to the Limited Partners requesting that they vote their "Approval" or "Disapproval" for the proposed sale of the property. Results of this ballot indicated 61.7% in favor of the proposed sale.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
         HOLDER MATTERS

         Transfer of the Units is subject to certain restrictions contained in the Limited Partnership Agreement. There is no established market for the Units and it is not anticipated that any will occur in the future. The Registrant is aware of no significant resale of Units since the Initial Closing on September 30, 1988. As of March 17, 2000, 524 persons were record owners of 5,100 Units.

         The Registrant in each year allocates to the investors and the General Partners any net profit prior to a sale of the Property. Such allocations to the investors are credited against their preferred return due to them on their invested capital. Net losses for each year are also allocated to the investors and the General Partners in accordance with their respective capital accounts. The Registrant does not intend to make any distributions of available cash before the sale of all or a portion of the Property. During 1998, $306,000 was distributed to the limited partners from the proceeds of the legal settlement with W. G. Allen.

ITEM 6 - SELECTED FINANCIAL DATA (AUDITED)

SELECTED STATEMENT OF OPERATIONS DATA

                                 Year Ended     Year Ended    Year Ended      Year Ended    Year Ended
                                 December 31,   December 31,  December 31,   December 31,   December 31,
                                    1999           1998          1997           1996            1995
                                 ---------       --------      --------       --------       --------
Interest and Other
   Income                        $   5,536       $505,387      $    146       $     60       $     60
Expenses                            24,754         29,949        26,734         27,280         27,280
   Property write-down             661,551              0             0              0              0
                                 ---------       --------      --------       --------       --------
Net Gain (Loss)                  ($680,769)      $475,438       (26,588)       (27,220)       (27,220)
                                 =========       ========      ========       ========       ========

Net Gain (Loss) Allocated
to Class A limited
Partners                          (680,684)       475,438       (26,584)       (27,216)       (27,216)
                                 =========       ========      ========       ========       ========

Net Gain (Loss) Per Class A
limited partnership
Unit                               (133.47)         93.22         (5.16)         (5.28)         (5.28)
                                 =========       ========      ========       ========       ========


SELECTED BALANCE SHEET DATA

                      December 31,    December 31,    December 31,    December 31,    December 31,
                          1999            1998            1997            1996            1995
                       ----------      ----------      ----------      ----------      ----------
Total Assets           $3,728,615      $4,407,721      $4,263,565      $4,262,844      $4,264,021
Total Liabilities         128,912         114,709         139,989         112,682          86,639
                       ----------      ----------      ----------      ----------      ----------
Partner's Capital      $3,599,703      $4,292,962      $4,123,574      $4,150,162      $4,177,382
                       ==========      ==========      ==========      ==========      ==========

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, the Registrant had cash on hand of $127,556. Until the Registrant disposes of the Property, its only sources of additional capital are loans and the interest earned on its short-term investments. The Registrant's ability to maintain cash adequate to meet its needs will be dependent upon the availability of financing and successful operations of its real estate investment. In accordance with the Partnership Agreement, the General Partners are required to advance any additional funds needed for operations. ISCR is entitled to accrue interest on any loans provided to the Partnership at the rate of prime plus two percent.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEAR ENDED DECEMBER 31, 1999 TO THE FISCAL YEAR ENDED DECEMBER 31, 1998

         The Registrant reported a net loss in the amount of ($680,769) for the year ended December 31, 1999, as compared to net income of $475,438 for the year ended December 31, 1998. A loss from property write-down in the amount of $661,551 was recorded in 1999 to write-down the property to its estimated realizable value.

         Interest expense decreased $691 as a result of the General Partner loan being paid in full in July 1998. Professional fees decreased $849 during 1999 due to decreased legal expenses. General and administrative expense decreased $2,982 as there were no environmental and market value studies performed as in the prior year.


COMPARISON OF THE FISCAL YEAR ENDED DECEMBER 31, 1998 TO THE FISCAL YEAR ENDED DECEMBER 31, 1997

         The Registrant reported a net income in the amount of $475,438 for the year ended December 31, 1998, as compared to a net loss of ($26,588) for the year ended December 31, 1997.

         Interest expense decreased $1,253 due to a lower average loan balance payable to the general partner and the repayment of the note payable in 1998. Professional fees increased $1,823 during 1998 due to increased legal expenses in relation to the settlement of the lawsuit against Allen. General and administrative expense increased $2,640 to $15,450 as a result of separate studies performed to evaluate the current market value and environmental conditions of the property.

The Year 2000 Issue

         The Registrant determined that the potential consequences of year 2000 will not have a material effect on business, results of operations, or financial condition. This conclusion was reached after researching computer programs and third party vendors that are currently used to manage this limited partnership. The Registrant is not solely reliant upon outside systems or vendors for record keeping. Information is on file in our offices which states that existing computer software is Y2K compliant and that the third party vendor currently utilized was Y2K compliant by June 30, 1999. The computer hardware and peripherals located in the Registrant's offices are also Y2K ready. If necessary, the Registrant can revert to manual methods for bookkeeping, check writing, preparation of financial statements and investor correspondence. Hard copies of essential information are available and will continue to be available well into the year 2000.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is included as a separate section to this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements concerning the December 31, 1999, financial statements.


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

         Information as to ISCR, one of the current Co-Managing General Partners, is as follows:

                                      Information About Directors
         Name                           and Executive Officers
         ----                         ---------------------------

J. Christopher Boone         Director and President of ISCR. He is 41 years old.

Robert B. McGuire            Treasurer of ISCR. He is 52 years old.

Michael D. Hearn             Director and Secretary of ISCR. He is 47 years old.

Lewis F. Semones, Jr.        Director of ISCR. He is 41 years old.

         J. Christopher Boone is a Managing Director of Wachovia Securities, Inc. ("WSI"), an affiliate of ISCR and President of ISCR. Prior to joining the Selling Agent in 1984, Mr. Boone was a tax specialist for Coopers & Lybrand. He received a bachelor's degree in business administration with an emphasis in accounting from the University of North Carolina at Chapel Hill.

         Robert B. McGuire is Treasurer of ISC Realty Corporation. In addition, he is Senior Vice President and Treasurer of WSI. Mr. McGuire received a B.A. in Business Administration from Furman University and a Masters in Business Administration from Emory University.

         Michael D. Hearn has served as Secretary and General Counsel of WSI since 1985. He is a Senior Managing Director and a member of the Board of Directors of WSI. Mr. Hearn received a Bachelor of Science degree in Business Administration and a Juris Doctor from the University of North Carolina at Chapel Hill. He is Secretary of ISCR. In May of 1992 he was elected a Director of ISCR.

         Lewis F. Semones, Jr. is Senior Managing Director and Chief Financial Officer of WSI. He is also a director of WSI. Mr. Semones is a graduate of Lenoir Rhyne College, a Certified Public Accountant and a graduate of the Securities Industry Institute at The Wharton School of The University of Pennsylvania. He was elected as a director of ISCR in September, 1997.

         Each officer and director holds office until his death, resignation, retirement, removal, disqualification or his successor is elected and qualified.

         Effective April 1, 1999, ISC Realty Corporation's parent, Interstate/Johnson Lane, Inc., merged into Wachovia Corporation. Personnel and offices continue to operate as usual.

ITEM 11 - EXECUTIVE COMPENSATION

         No remuneration was paid or accrued for the account of any partner, officer or director of the General Partner during the Partnership fiscal year ended December 31, 1999.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

                                                                 Amount and
                                                                  Nature of
                                                                 Beneficial
    Partner Type            Name & Address                       Ownership          Class
    ------------            --------------                       ----------         -----
Subordinated limited    Interstate Development                         $100          100%
  Partner                Associates (IDA)

General Partner         ISC Realty Corporation                          100          100%

Class A Limited         ISC Realty Corporation                      100,000          2.0%

Class A Limited         Performance Investments, Inc. (PII)             100         <0.1%

         As of March 17, 2000, no persons known to the Registrant have beneficial ownership of more than 5% of the Units.

         As of March 18, 2000, none of the individual directors and officers of the General Partners had subscribed for Units.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1999, there were no payments made to related parties in excess of $60,000.

         During the period ended December 31, 1999, ISCR earned $10,500 for monitoring the operations of the Registrant on behalf of the investors and performing certain administrative functions. However, the payment of such administrative fee is deferred until sale of the Property and return to the investors of their invested capital plus the preferred return. The deferred portion of this fee may accrue interest at the prime rate plus 1%.

         During 1999, the Partnership accrued interest at the rate of prime plus 2% on the outstanding balance of borrowing made against a note made by ISCR to the Partnership. This amount will not be paid until the property is sold or the Partnership is liquidated.


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

         (b) Reports on Form 8-K.

                  None.

         (c) Exhibits.

                  27   Financial Data Schedule (for SEC use only).

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

                                            INTERSTATE LAND INVESTORS I
                                            A NORTH CAROLINA LIMITED PARTNERSHIP

                                            BY:      ISC REALTY CORPORATION
                                                     GENERAL PARTNER




                                            BY:      /S/ J. CHRISTOPHER BOONE
                                                     ------------------------
                                                     J. CHRISTOPHER BOONE
                                                     PRESIDENT

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

       Signature                       Title                         Date
       ---------                       -----                         ----

/S/ J. Christopher Boone                                        March 22, 2000
------------------------                                        --------------
J. Christopher Boone               Director and
                                   President of
                                   ISC Realty
                                   Corporation



/S/Michael D. Hearn                                             March 22, 2000
-------------------                                             --------------
Michael D. Hearn                   Director and
                                   Secretary of
                                   ISC Realty
                                   Corporation


/S/Lewis F. Semones, Jr.                                        March 22, 2000
------------------------                                        --------------
Lewis F. Semones. Jr.              Director of
                                   ISC Realty
                                   Corporation

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                            FOR THE THREE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP
                              FINANCIAL STATEMENTS

--------------------------------------------------------------------------------





                                TABLE OF CONTENTS



                                                                          PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..........................1

BALANCE SHEETS..............................................................2

STATEMENTS OF OPERATIONS....................................................3

STATEMENT OF PARTNERS' CAPITAL..............................................4

STATEMENTS OF CASH FLOWS....................................................5

NOTES TO FINANCIAL STATEMENTS...............................................6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners of
Interstate Land Investors I, Limited Partnership
Charlotte, North Carolina

               We have audited the balance sheets of Interstate Land Investors I, Limited Partnership (a North Carolina limited partnership), as of December 31, 1999 and 1998 and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

               As discussed in Note 2, the general partner has entered into a contract to sell all unimproved land held for appreciation. This sale, if consummated, will occur in the second or third quarter of the year 2000. Subsequent to the sale, if consummated, the Partnership will liquidate. During the fourth quarter of 1999, the Partnership recorded a non-cash charge related to the write-down of its rental property held for sale to its estimated realizable value.

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interstate Land Investors I, Limited Partnership (a North Carolina limited partnership), as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.





Charlotte, North Carolina
January 19, 2000

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                  DECEMBER 31,

--------------------------------------------------------------------------------



                                                        1999             1998
                                                     ----------      ----------


                                     ASSETS


Unimproved land held for appreciation                $3,600,000      $4,261,551
Cash and cash equivalents                               127,556         145,111
Accounts receivable - related party                       1,059           1,059
                                                     ----------      ----------

                                                     $3,728,615      $4,407,721
                                                     ==========      ==========



                        LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES
    Administrative fees payable - related party      $  118,125      $  107,625
    Interest payable - related party                      7,775           7,084
    Distribution payable to limited partners              3,012              --
                                                     ----------      ----------

                                                        128,912         114,709
                                                     ----------      ----------

PARTNERS' CAPITAL
    Class A limited partners' interest (authorized,
         issued and outstanding 5,100 units)          3,599,739       4,292,962
    Subordinated limited partner's interest                  81              98
    General partners' capital deficiency                   (117)            (48)
                                                     ----------      ----------

                                                      3,599,703       4,293,012
                                                     ----------      ----------

                                                     $3,728,615      $4,407,721
                                                     ==========      ==========


                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                     FOR THE THREE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------

                                                           1999             1998           1997
                                                        ---------       ---------       --------
INCOME
    Interest                                            $   5,536       $   5,387       $    146
                                                        ---------       ---------       --------

OPERATING EXPENSES
    Professional fees                                      11,471          12,320         10,497
    Property tax                                              124             123            118
    Interest expense                                          691           2,056          3,309
    General and administrative                             12,468          15,450         12,810
    Write-down of land held for appreciation
      (Notes 1 and 2)                                     661,551              --             --
                                                        ---------       ---------       --------
                                                          686,305          29,949         26,734
                                                        ---------       ---------       --------

        Loss from operations                             (680,769)        (24,562)       (26,588)

SETTLEMENT FROM LAWSUIT - NOTE 5                               --         500,000             --
                                                        ---------       ---------       --------

        Net income (loss)                               $(680,769)      $ 475,438       $(26,588)
                                                        =========       =========       ========

NET INCOME (LOSS) ALLOCATED TO
    Class A limited partners                            $(680,684)      $ 475,378       $(26,584)
    Subordinated limited partner                              (17)             12             (1)
    General partners                                          (68)             48             (3)
                                                        ---------       ---------       --------

                                                        $(680,769)      $ 475,438       $(26,588)
                                                        =========       =========       ========
Weighted average Class A limited
    partnership units outstanding                           5,100           5,100          5,100
                                                        =========       =========       ========

Net income (loss) per weighted average Class A
    limited partnership unit                            $ (133.47)      $   93.22       $  (5.21)
                                                        =========       =========       ========

Loss from operations per  weighted average Class A
    limited partnership unit                            $ (133.47)      $   (4.82)      $  (5.21)
                                                        =========       =========       ========


                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP
                         STATEMENT OF PARTNERS' CAPITAL
           FOR THE THREE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

                                                                     SUBORDINATED
                                      CLASS A  LIMITED PARTNERS    -------------------
                                      -------------------------    LIMITED    GENERAL
                                       UNITS          AMOUNT       PARTNER    PARTNERS        TOTAL
                                      -------     -------------    --------  ---------     -----------

Partners' capital (deficiency) --
    January 1, 1997                    5,100      $ 4,150,168       $ 87       $ (93)      $ 4,150,162

Net loss, year ended
    December 31, 1997                     --          (26,584)        (1)         (3)          (26,588)
                                       -----      -----------       ----       -----       -----------

Partners' capital (deficiency) --
    December 31, 1997                  5,100        4,123,584         86         (96)        4,123,574

Net income, year ended
    December 31, 1998                     --          475,378         12          48           475,438

Distributions to partners                 --         (306,000)        --          --          (306,000)
                                       -----      -----------       ----       -----       -----------

Partners' capital (deficiency) --
    December 31, 1998                  5,100        4,292,962         98         (48)        4,293,012

Net loss, year ended
    December 31, 1999                     --         (680,684)       (17)        (68)         (680,769)

Distribution to partners                  --          (12,539)        --          (1)          (12,540)
                                       -----      -----------       ----       -----       -----------

Partners' capital (deficiency) --
    December 31, 1999                  5,100      $ 3,599,739       $ 81       $(117)      $ 3,599,703
                                       =====      ===========       ====       =====       ===========


                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                     FOR THE THREE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------

                                                                       1999           1998            1997
                                                                    ----------      ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                               $(680,769)      $ 475,438       $(26,588)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used for) operating activities:
           Write-down of land held for appreciation                   661,551              --             --
           Increase in accrued liabilities - related party             11,191          11,855         13,809
                                                                    ---------       ---------       --------

               Net cash provided by (used for) operating
                   activities                                          (8,027)        487,293        (12,779)
                                                                    ---------       ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in line-of-credit payable -
        related party                                                      --         (37,137)        13,500
    Distributions to partners                                          (9,528)       (306,000)            --
                                                                    ---------       ---------       --------

               Net cash provided (used) for financing
                   activities                                          (9,528)       (343,137)        13,500
                                                                    ---------       ---------       --------

                Net increase (decrease) in cash and cash
                   equivalents                                        (17,555)        144,156            721

CASH AND CASH EQUIVALENTS, BEGINNING
    OF YEAR                                                           145,111             955            234
                                                                    ---------       ---------       --------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $ 127,556       $ 145,111       $    955
                                                                    =========       =========       ========

SUPPLEMENTAL SCHEDULE FOR NONCASH
    FINANCING ACTIVITIES:

        Liability for partner distribution paid after year-end      $   3,012       $      --       $     --
                                                                    =========       =========       ========


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

         Until January 1, 1992, the managing general partner was Performance Investments, Inc. (PII), which is 100% owned by Mr. William Garith Allen and a family member. Mr. Allen and ISC Realty Corporation (ISCR) are also general partners in the Partnership and effective January 1, 1992, assumed the role of co-managing general partners. In November 1991, PII consented to the conversion of its interest to that of a Class A limited partner, to become effective January 1, 1992. PII, however, retains the same interest in the Partnership's net profit, losses and distributions as it had as a general partner subject to the same priority of the other Class A limited partners. Interstate Development Associates (IDA) is holder of the subordinated limited partner interest, which may be assigned by IDA to any of its affiliates at any time. Mr. Allen is a 50% general partner in IDA. During 1998, Mr. Allen resigned as partner and his partnership interest was assigned to ISC Realty Corporation due to settlement of a lawsuit (see Note 5).

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

       CASH EQUIVALENTS

         For the purposes of the statements of cash flows, the Partnership considers all highly liquid investments having original maturities of three months or less to be cash equivalents. At December 31, 1999, 1998 and 1997, the Partnership's cash consisted of monies deposited through Wachovia Securities, Inc. (a related company to ISCR) in a money market fund.

       UNIMPROVED LAND HELD FOR APPRECIATION

         The costs of acquiring land, including related closing and predevelopment costs, are capitalized and will be allocated to cost of sales as sales of the property occur. In the fourth quarter of 1999, the Partnership recorded a write-down of the carrying amount of their property of approximately $660,000 to reflect the general partner's estimate of the property's estimated realizable value.

         During 1999, the Partnership entered into a contract to sell its primary asset, unimproved land.

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

       NET LOSS PER CLASS A LIMITED PARTNERSHIP UNIT

         Net loss per weighted average Class A limited partnership unit is calculated based on the loss allocated to such partners without giving consideration to the conversion of PII's general partner interest (see
         Note 1).

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


NOTE 2 - UNIMPROVED LAND HELD FOR APPRECIATION

       PROVISION FOR WRITE-DOWN OF UNIMPROVED LAND

         The general partner periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these assets will be sufficient to recover the recorded asset values. During the fourth quarter of 1999, the Partnership recorded a non-cash charge of approximately $660,000, or approximately $130 per limited partnership unit, to write-down its unimproved land to its estimated realizable value.

       POTENTIAL SALE

         During the fourth quarter of 1999, the Partnership entered into a contract to sell the Partnership's primary asset, unimproved land, for approximately $3,740,000. The potential purchaser has deposited earnest money with a title agency. Under the terms of the contract, the purchaser has until March 31, 2000 to complete their due diligence, which makes the earliest possible closing date April 20, 2000. After that date, the potential purchaser may either cancel the contract or extend the closing period for four additional thirty (30) day periods by paying additional earnest money for each thirty (30) day extension period.

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - ALLOCATIONS AND DISTRIBUTIONS OF NET PROFITS AND LOSSES

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

         In September 1992, upon the approval of the holders of 67% of the Class A limited partner interests and upon meeting certain conditions in the partnership agreement, these partners exercised their one-time right to direct the general partners to sell the property at a price no less than $7,185,000. In accordance with this vote, the property was to be sold by September 1993, or at that time Mr. Allen (see Note 1) became obligated to purchase the property at the stipulated price. Because the required date of purchase expired, the Partnership investigated the legal remedies available that would best benefit the Partnership in 1993. In 1996 ISC Realty Corporation initiated a civil action against Mr. Allen and in 1998 the civil action was settled (see Note 5). As part of this settlement, Mr. Allen's general partnership interest was assigned to ISC Realty Corporation.


NOTE 4 - RELATED PARTIES AND RELATED PARTY TRANSACTIONS

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

         The Partnership incurred expenses of $10,500 in 1999, 1998 and 1997, for services rendered by ISCR in connection with certain administrative functions of the Partnership. Since payment of these fees is deferred as described in Note 1, the fees are included as accrued administrative fees in the accompanying balance sheets, and as a general and administrative expense in the accompanying statements of operations.

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

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5 - SETTLEMENT FROM LAWSUIT

         During 1998 the Partnership settled the claim against its former general partner in exchange for an assignment to a third party, a $500,000 cash payment, and relinquishment of his interest in the Partnership. A mutual release was signed in conjunction with this settlement.


NOTE 6 - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAXABLE INCOME (LOSS)

         A reconciliation of financial statement net income (loss) and taxable income (loss) is as follows:

                                                        1999           1998           1997
                                                     ---------       --------      --------

Financial statement net income (loss)                $(680,769)      $475,438      $(26,583)
Plus:  Temporary non-deductible expenses
           to related party                             11,191         11,855        13,803
Plus:  Write-down of land held for appreciation        661,551             --            --
                                                     ---------       --------      --------

       Taxable income (loss)                         $  (8,027)      $487,293      $(12,780)
                                                     =========       ========      ========


NOTE 7 - POTENTIAL LIQUIDATION OF PARTNERSHIP

         Should the sale of the unimproved land held for appreciation (see Note
         2) be consummated, the Partnership will be liquidated during the year ended December 31, 2000.