Form 10-Q
period 2000-03-31
INTERSTATE LAND INVESTORS I LTD PARTNERSHIP
filed 2000-05-15
CIK 835248

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

                    For Quarterly Period Ended MARCH 31, 2000
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

5,100 limited partnership units outstanding at May 8, 2000

                    Page 1 of 9 Sequentially Numbered Pages

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

                                                       March 31,
                                                         2000       December 31,
                                                      (Unaudited)       1999
                                                      -----------   ------------


     ASSETS:

Land Held for Sale                                    $ 3,600,000   $ 3,600,000
Cash and Cash Equivalents                                 118,510       127,556
Other Assets                                                1,059         1,059
                                                      -----------   -----------

                                                      $ 3,719,569   $ 3,728,615
                                                      ===========   ===========


     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):


Note Payable                                                7,775         7,775
Accrued Liabilities                                       118,155       118,125
Distribution Payable to Limited Partners                        0         3,012
                                                      -----------   -----------

                                                          125,930       128,912
                                                      -----------   -----------


Class A Limited Partners' Interest                      3,593,676     3,599,739
Subordinated Limited Partners' Interest                        81            81
General Partners' Interest                                   (118)         (117)
                                                      -----------   -----------

                                                        3,593,639     3,599,703
                                                      -----------   -----------
                                                      $ 3,719,569   $ 3,728,615
                                                      ===========   ===========



                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                         Three         Three
                                        Months        Months
                                         Ended         Ended
                                       March 31,     March 31,
                                         2000          1999
                                       ---------     --------

INCOME:
Interest Income                        $   986       $ 1,425
                                       -------       -------
                                           986         1,425

EXPENSES:
 Property Tax Expense                  $    30       $    30
 Professional and Legal Fees             6,133         5,650
 General and Administrative Costs          888         1,019
                                       -------       -------

 Total Expenses                          7,050         6,699
                                       -------       -------

NET LOSS                               ($6,064)      ($5,274)
                                       =======       =======

NET LOSS ALLOCATION:
General Partners                            (1)           (1)
Class A Limited Partners                (6,063)       (5,273)
                                       -------       -------

 Total Net Loss
  Allocated to Partners                ($6,064)      ($5,274)
                                       =======       =======


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                       5,100         5,100
                                       -------       -------

NET LOSS PER CLASS A
 LIMITED PARTNERSHIP UNIT              ($ 1.19)      ($ 1.03)
                                       =======       =======


                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                CONDENSED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (Unaudited)

                                                       Subordinated
                                General     Limited      Limited
                                Partners    Partners     Partner       Total
                                --------  -----------  ------------ -----------

Partners' Equity (Deficit)
  at December 31, 1998            ($48)   $ 4,292,962      $98      $ 4,293,012

Net Loss for the Three Months
  Ended March 31, 1999              (1)        (5,274)       0           (5,274)
                                  ----    -----------      ---      -----------


PARTNERS' EQUITY (DEFICIT)
 AT MARCH 31, 1999                ($49)   $ 4,287,688      $98      $ 4,287,738
                                  ====    ===========      ===      ===========


                                                       Subordinated
                                General     Limited      Limited
                                Partners    Partners     Partner       Total
                                --------  -----------  ------------ -----------

Partners' Equity (Deficit)
  at December 31, 1999           ($117)   $ 3,599,739      $81      $ 3,599,703

Net Loss for the Three Months
  Ended March 31, 2000              (1)        (6,063)       0           (6,064)
                                --------  -----------      ---      -----------


PARTNERS' EQUITY (DEFICIT)
 AT MARCH 31, 2000               ($118)   $ 3,593,676      $81      $ 3,593,639
                                ========  ===========      ===      ===========


                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                     Three Months   Three Months
                                                       Ended           Ended
                                                      March 31,      March 31,
                                                        2000           1999
                                                     (Unaudited)    (Unaudited)
                                                     ------------   ------------

CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss                                               ($  6,064)    ($  5,274)

Adjustments to reconcile net loss to
  net cash provided by (used for) operations:

  Increase in Accrued Liabilities                             30            29
                                                       ---------     ---------

Net Cash Used for Operating Activities                    (6,034)       (5,245)

CASH FLOW FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable            (3,012)            0
                                                       ---------     ---------
Net Cash Provided by (Used by) Financing Activities       (3,012)            0

Increase (Decrease) in Cash and Cash Equivalents          (9,046)       (5,245)
                                                       ---------     ---------

Cash and Cash Equivalents at Beginning of period         127,556       145,111
                                                       ---------     ---------

Cash and Cash Equivalents at End of Period             $ 118,510     $ 139,866
                                                       =========     =========



                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2000

1. BASIS OF PRESENTATION:

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2. ORGANIZATION:

         Interstate Land Investors I Limited Partnership (the "Partnership" or "Registrant") is a North Carolina limited partnership. The Partnership filed a registration statement in 1988 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The offering became effective September 7, 1988, and was terminated September 30, 1988. Capital Contributions of $100 were received from the general partners and $5,100,000 from the limited partners. The limited partnership interests were sold in $1,000 units. On May 8, 2000, there were 523 unit holders of record. The Partnership's business now consists of holding for investment, disposing, and otherwise dealing in 97 acres of undeveloped land (the "Property") located in York County, South Carolina. As of May 8, 2000, the Partnership held all 97 acres of the Property.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, the Registrant had excess cash on hand in the amount of $118,510. This amount reflects the remainder that was retained for working capital from the $500,000 proceeds received from the Wm. G. Allen legal settlement, less the $306,000 distribution to the partners on July 31, 1998, and the payoff of the $50,337 outstanding loan.

         Until the Registrant disposes of its approximately 96.74 acre tract of land located in York County, South Carolina, its only sources of additional capital are loans and the interest earned on its short-term investments.

2. RESULTS OF OPERATIONS

         The Partnership reported a net loss of $6,064 for the three months ended March 31, 2000, as compared to $5,274 for the same period in 1999.

         Interest income decreased from $1,425 for the three months ended March 31, 1999 to 986 for the three months ended March 31, 2000 due to a lower cash balance on hand. Professional and legal fees increased from $5,650 for the three months ended March 31, 1999 to $6,133 for the same period in 2000 due to the legal work involved with the now canceled contract for the sale of the property. General and administrative expenses totaled $888 for the three months ended March 31, 2000, as compared to $1,019 for the same period in 1999.


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

         In December of 1999, the Partnership entered into a contract to sell the land for approximately $3,740,000. However, on March 17, 2000, the potential purchaser, Crescent Resources, elected to cancel the contract. Crosland Commercial continues to list the property for sale.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             EX-27    FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended March 31, 2000.

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


DATE:      MAY 8, 2000