Form 10-Q
period 2000-06-30
INTERSTATE LAND INVESTORS I LTD PARTNERSHIP
filed 2000-08-14
CIK 835248

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

                    For Quarterly Period Ended JUNE 30, 2000
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

5,100 limited partnership units outstanding at August 2, 2000

                    Page 1 of 8 Sequentially Numbered Pages

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS
                   AS OF JUNE 30, 2000, AND DECEMBER 31, 1999

                                                        June 30,
                                                          2000      December 31,
                                                      (Unaudited)       1999
                                                      -----------   -----------


     ASSETS:

Land Held for Sale                                    $ 3,600,000   $ 3,600,000
Cash and Cash Equivalents                                 116,143       127,556
Other Assets                                                1,059         1,059
                                                      -----------   -----------

                                                      $ 3,717,202   $ 3,728,615
                                                      ===========   ===========


     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Accrued Liabilities                                         7,835         7,775
Note Payable                                              118,125       118,125
Distributions Payable                                           0         3,012
                                                      -----------   -----------
                                                          125,960       128,912
                                                      -----------   -----------

Class A Limited Partners' Interest                      3,591,279     3,599,739
Subordinated Limited Partners' Interest                        81            81
General Partners' Interest                                   (118)         (117)
                                                      -----------   -----------

                                                        3,591,242     3,599,703
                                                      -----------   -----------

                                                      $ 3,717,202   $ 3,728,615
                                                      ===========   ===========

                   See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS

                                  (Unaudited)

                                     Three      Three        Six         Six
                                     Months     Months      Months      Months
                                     Ended      Ended       Ended       Ended
                                    June 30,   June 30,    June 30,    June 30,
                                     2,000       1999        2000       1999
                                    -------    --------    --------    --------

INCOME:
Interest Income                     $ 1,523    $  1,345    $  2,509    $  2,770
Other Income - Legal Settlement         261           0         261           0
                                    -------    --------    --------    --------

                                      1,784       1,345       2,770       2,770
EXPENSES:
 Property Taxes                          30          30          60          60
 Insurance Expense                      216         216         216         216
 Professional and Legal Fees          1,792       1,000       7,925       6,650
 General and Administrative Costs     2,142       2,293       3,030       3,313
                                    -------    --------    --------    --------


 Total Expenses                       4,181       3,539      11,231      10,239
                                    -------    --------    --------    --------

NET INCOME (LOSS) before taxes      ($2,397)   ($ 2,194)   ($ 8,461)   ($ 7,469)

Income Tax Expense                        0       9,528           0       9,528
                                    -------    --------    --------    --------

NET INCOME (LOSS)                    (2,397)    (11,722)     (8,461)    (16,997)
                                    =======    ========    ========    ========

NET INCOME (LOSS) ALLOCATION:
General Partners                         (0)         (1)         (1)         (1)
Class A Limited Partners             (2,397)    (11,721)     (8,460)    (16,995)
                                    -------    --------    --------    --------

 Total Net Income (Loss)
  Allocated to Partners             ($2,397)   ($11,722)   ($ 8,461)   ($16,996)
                                    =======    ========    ========    ========


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                    5,100       5,100       5,100       5,100
                                    -------    --------    --------    --------

NET INCOME (LOSS) PER CLASS A
 LIMITED PARTNERSHIP UNIT            ($0.47)     ($2.30)     ($1.66)    ($3.33)
                                    =======    ========    ========    ========

                   See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                CONDENSED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                FOR THE SIX MONTHS ENDED JUNE 30, 2000, AND 1999

                                   (Unaudited)

                                                                   Subordinated
                                        General        Limited       Limited
                                        Partners       Partners      Partner          Total
                                        --------     -----------   ------------    -----------
Partners' Equity (Deficit)
  at December 31, 1998                    ($48)      $ 4,292,962       $98         $ 4,293,012

Net Income (Loss) for the Six Months
  Ended June 30, 1999                       (2)          (16,995)        0             (16,997)
                                          ----       -----------       ---         -----------


PARTNERS' EQUITY (DEFICIT)
 AT JUNE 30, 1999                         ($50)      $ 4,275,967       $98         $ 4,276,015
                                          ====       ===========       ===         ===========

                                                                   Subordinated
                                        General        Limited       Limited
                                        Partners       Partners      Partner          Total
                                        --------     -----------   ------------    -----------
Partners' Equity (Deficit)
  at December 31, 1999                   ($117)      $ 3,599,739       $81         $ 3,599,703

Net Income (Loss) for the Six Months
  Ended June 30, 2000                       (1)           (8,460)        0              (8,461)
                                         -----       -----------       ---         -----------


PARTNERS' EQUITY (DEFICIT)
 AT JUNE 30, 2000                        ($118)      $ 3,591,279       $81         $ 3,591,242
                                         =====       ===========       ===         ===========

                   See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                           Six Months          Six Months
                                                                             Ended               Ended
                                                                            June 30,            June 30,
                                                                              2000                1999
                                                                          (Unaudited)         (Unaudited)
                                                                        ---------------     ---------------
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                              ($8,461)            ($7,469)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operations:

  Increase in Accrued Liabilities                                                   60                  60
                                                                        ---------------     ---------------

Net Cash Provided by (Used for) Operating Activities                            (8,401)             (7,409)


CASH FLOWS FROM FINANCING ACTIVITIES:
Income Tax Expense                                                                   0              (9,528)
Distributions to Limited Partners                                               (3,012)                  0
                                                                        ---------------     ---------------
Net Cash Used for Provided by (Used for) Financing Activities                   (3,012)             (9,528)
                                                                        ---------------     ---------------

Increase (Decrease) in Cash and Cash Equivalents                               (11,413)            (16,937)
                                                                        ---------------     ---------------

Cash and Cash Equivalents at Beginning of period                               127,556             145,111
                                                                        ---------------     ---------------

Cash and Cash Equivalents at End of Period                                    $116,143            $128,174
                                                                        ===============     ===============

                   See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2000

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2. ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES:

Interstate Land Investors I Limited Partnership (the "Partnership" or "Registrant") is a North Carolina limited partnership. The Partnership filed a registration statement in 1988 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The offering became effective September 7, 1988, and was terminated September 30, 1988. Capital Contributions of $100 were received from the general partners and $5,100,000 from the limited partners. The limited partnership interests were sold in $1,000 units. On August 2, 2000, there were 523 unit holders of record. The Partnership's business now consists of holding for investment, disposing, and otherwise dealing in 97 acres of undeveloped land (the "Property") located in York County, South Carolina. As of August 2, 2000, the Partnership held all 97 acres of the Property.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. LIQUIDITY AND CAPITAL RESOURCES

As of August 2, 2000, the Registrant had excess cash on hand in the amount of $116,143. This amount reflects the remainder of the $500,000 proceeds received from the William Garith Allen legal settlement and the payoff of the $50,337 outstanding loan. Approximately $160,000 was retained for working capital and $306,000 was distributed to the partners on August 11, 1998.

Until the Registrant disposes of its approximately 96.74 acre tract of land located in York County, South Carolina, its only sources of additional capital are loans and the interest earned on its short-term investments and proceeds from the sale of the resources (i.e., timber) on the property, if any.

2. RESULTS OF OPERATIONS

         The Partnership reported a net loss of $8,461 for the six months ended June 30, 2000, as compared to the net loss of $7,469 for the six months ended June 30, 1999. The loss reflects higher legal fees paid in the course of reviewing offer to purchase contracts.

         Professional and legal fees increased from $6,650 to $7,925 reflecting higher legal fees incurred from the review of documents pertaining to the proposed sale of the property. General and administrative expenses decreased from $3,313 to $3,030, reflecting lower audit and filing fees paid in the current year. All other expenses were roughly in line with 1999 second quarter results.

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

         On June 29, 2000, the Partnership entered into a contract with Greenfield Development Company, LLC, to sell the land for approximately $4,153,000 which is $45,000 per acre (assuming that the total wetlands does not exceed 6 acres). The potential purchaser deposited $50,000 earnest money with a title agency. Under the terms of the contract, the potential purchaser has 90 days from the date that the limited partners vote their majority agreement to the sale, to complete their due diligence. Limited partners have voted their majority as of this filing. Notice of limited partner majority vote approving the sale was given on August 7, 2000. The contract also includes the purchase of approximately 97 acres of land owned by Interstate Lane Investors II. A majority of the investors in that Partnership have approved the sale. The contract closing date is 30 days after completion of the due diligence period, making the probable closing date in early December 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             EX-27    FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the six months ended June 30, 2000.



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


DATE:  AUGUST 2, 2000