Form 10-Q
period 2000-09-30
INTERSTATE LAND INVESTORS I LTD PARTNERSHIP
filed 2000-11-20
CIK 835248

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

                  For Quarterly Period Ended SEPTEMBER 30, 2000
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

5,100 limited partnership units outstanding at November 10, 2000

                     Page 1 of 9 Sequentially Numbered Pages

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                                          September 30,
                                                               2000               December 31,
                                                           (Unaudited)                1999
                                                        -------------------    --------------------

     ASSETS:

Land Held for Sale                                              $3,600,000              $3,600,000
Cash and Cash Equivalents                                          114,774                 127,556
Other Assets                                                         1,059                   1,059
                                                        -------------------    --------------------

                                                                $3,715,833              $3,728,615
                                                        ===================    ====================


     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Accrued Liabilities                                                  7,835                   7,775
Note Payable                                                       118,125                 118,125
Distributions Payable                                                    0                   3,012
                                                        -------------------    --------------------
                                                                  $125,960                 128,912
                                                        -------------------    --------------------

Class A Limited Partners' Interest                               3,589,910               3,599,739
Subordinated Limited Partners' Interest                                 81                      81
General Partners' Interest                                            (118)                   (117)
                                                        -------------------    --------------------

                                                                 3,589,873               3,599,703
                                                        -------------------    --------------------

                                                                $3,715,833              $3,728,615
                                                        ===================    ====================

            See attached notes to the condensed financial statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                        Condensed Statement of Operations
                                   (Unaudited)


                                                  Three           Three             Nine            Nine
                                                 Months           Months           Months          Months
                                                  Ended           Ended            Ended            Ended
                                              September 30,   September 30,    September 30,    September 30,
                                                  2000             1999             2000            1999
                                             ---------------- ---------------  --------------- ----------------

INCOME:
 Interest Income                                      $1,665          $1,332           $4,174           $4,102
 Other Income - Legal Settlement                          $0                             $261
                                             ---------------- ---------------  --------------- ----------------
                                                       1,665           1,332            4,435            4,102

EXPENSES:
 Property Taxes                                            0               0               60               60
 State Tax Expense                                         0               0                0            9,528
 Insurance Expense                                         0               0              216              216
 Professional and Legal Fees                             256              32            8,181            6,682
 General and Administrative Costs                      2,776           1,386            5,806            4,698
                                             ---------------- ---------------  --------------- ----------------

 Total Expenses                                        3,033           1,417           14,264           21,184
                                             ---------------- ---------------  --------------- ----------------

NET INCOME (LOSS)                                    ($1,368)           ($85)         ($9,829)        ($17,082)
                                             ================ ===============  =============== ================


NET INCOME (LOSS) ALLOCATION:
General Partners                                         ($0)            ($0)             ($1)             ($2)
Class A Limited Partners                              (1,368)            (85)          (9,828)         (17,080)
                                             ---------------- -------------------------------------------------

 Total Net Income (Loss)
  Allocated to Partners                               (1,368)            (85)          (9,829)         (17,082)
                                             ================ ===============  =============== ================


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                                     5,100           5,100            5,100            5,100
                                             ================ ===============  =============== ================


NET LOSS PER CLASS A
 LIMITED PARTNERSHIP UNIT                             ($0.27)         ($0.02)          ($1.93)          ($3.35)
                                             ================ ===============  =============== ================

            See attached notes to the condensed financial statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                CONDENSED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)


                                                                             Subordinated
                                             General          Limited          Limited
                                            Partners          Partners         Partner           Total
                                         ---------------- ----------------- --------------- -----------------

Partners' Equity (Deficit)
  at December 31, 1998                              ($48)       $4,292,962             $98        $4,293,012

Net Income (Loss) for the Nine Months
  Ended September 30, 1999                            (2)          (17,080)              0           (17,082)
Distributions to Partners                              0                 0                                 0
                                         ---------------- ----------------- --------------- -----------------

PARTNERS' EQUITY (DEFICIT)
 AT SEPTEMBER 30, 1999                              ($50)       $4,275,882             $98        $4,275,930
                                         ================ ================= =============== =================




Partners' Equity (Deficit)
  at December 31, 1999                             ($117)       $3,599,739             $81        $3,599,703

Net Income (Loss) for the Nine Months
  Ended September 30, 2000                            (1)           (9,828)              0            (9,829)
Distributions to Partners                              0                 0                                 0
                                         ---------------- ----------------- --------------- -----------------

PARTNERS' EQUITY (DEFICIT)
 AT SEPTEMBER 30, 2000                             ($118)       $3,589,911             $81        $3,589,873
                                         ================ ================= =============== =================

            See attached notes to the condensed financial statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                Nine Months                 Nine Months
                                                                   Ended                       Ended
                                                               September 30,               September 30,
                                                                   2000                        1999
                                                                (Unaudited)                 (Unaudited)
                                                              ----------------            ----------------

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                     ($9,829)                   ($17,082)

Adjustments to reconcile net income (loss) to net cash used for operations:


  Increase in Accrued Liabilities                                          60                          60
                                                              ----------------            ----------------
                                                                           60                          60

Net Cash used for Operating Activities                                 (9,770)                    (17,022)
                                                              ----------------            ----------------

CASH FLOW FROM FINANCING ACTIVITIES:

  Increase (Decrease) in Note Payable                                       0                           0
                                                              ----------------            ----------------

Net Cash Provided by Financing Activities                                   0                           0
                                                              ----------------            ----------------

  Increase (Decrease) in Cash and Cash Equivalents                     (9,771)                    (17,022)
  Distributions to Limited Partners                                    (3,012)                          0
                                                              ----------------            ----------------

Cash and Cash Equivalents at Beginning of Period                      127,556                     145,111
                                                              ----------------            ----------------

Cash and Cash Equivalents at End of Period                           $114,774                    $128,089
                                                              ================            ================

            See attached notes to the condensed financial statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2. ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES:

Interstate Land Investors I Limited Partnership (the "Partnership" or "Registrant") is a North Carolina limited partnership. The Partnership filed a registration statement in 1988 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The offering became effective September 7, 1988, and was terminated September 30, 1988. Capital Contributions of $100 were received from the general partners and $5,100,000 from the limited partners. The limited partnership interests were sold in $1,000 units. On November 10, 2000, there were 524 unit holders of record. The Partnership's business now consists of holding for investment, disposing, and otherwise dealing in 97 acres of undeveloped land (the "Property") located in York County, South Carolina. As of November 10, 2000, the Partnership held all 97 acres of the Property.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, the Registrant had excess cash on hand in the amount of $114,774. This amount reflects the remainder that was retained for working capital from the $500,000 proceeds received from the William Garith Allen legal settlement, less the $306,000 distribution to the partners on August 11, 1998, and the payoff of the $50,337 outstanding loan.

         Until the Registrant disposes of its approximately 96.74 acre tract of land located in York County, South Carolina, its only sources of additional capital are loans and the interest earned on its short-term investments and proceeds from the sale of the resources (i.e., timber) on the property, if any.

2. RESULTS OF OPERATIONS

         The Partnership reported a net loss of $9,829 for the nine months ended September 30, 2000, as compared to the net loss of $17,082 for the nine months ended September 30, 1999. Professional and legal fees increased to $8,181 up from $6,682 reflecting higher legal fees incurred from the review of documents pertaining to the proposed sale of the property. General and administrative expenses increased to $5,807 up from $4,698. The increase is due to ballot mailing and property appraisal costs. All other expenses were roughly in line with 1999 third quarter results.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 10, 2000, ballots were sent to the limited partners requesting their vote in favor of the proposed sale of the property to Greenfield Development Company, LLC. A majority of the limited partners voted their approval of the proposed sale.

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

         On June 29, 2000, the Partnership entered into a contract with Greenfield Development Company, LLC, to sell the land for approximately $4,153,000 which is $45,000 per acre (assuming that the total wetlands does not exceed 6 acres). The potential purchaser deposited $50,000 earnest money with a title agency. Under the terms of the contract, the potential purchaser has 90 days from the date that the limited partners vote their majority agreement to the sale, to complete their due diligence. Limited partners have voted their majority as of this filing. Notice of limited partner majority vote approving the sale was given on August 7, 2000. The contract also includes the purchase of approximately 97 acres of land owned by Interstate Lane Investors II. A majority of the investors in that Partnership have approved the sale. The contract closing date is 30 days after completion of the due diligence period, which would have made the probable closing date December 6, 2000. However, Greenfield has requested two 90-day extension periods, with additional earnest money being deposited for each extension, making the first possible new closing date March 6, 2001 and, if necessary, the second possible closing date June 6, 2001.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             EX-27    FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the nine months ended September 30, 2000.

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


DATE:   NOVEMBER 17, 2000
        -----------------