Form 10-K405
period 2000-12-31
INTERSTATE LAND INVESTORS I LTD PARTNERSHIP
filed 2001-03-30
CIK 835248

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark one)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]
For the fiscal year ended December 31, 2000 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]
For the transition period from _______________ to _______________

Commission File Number 33-22420-A

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)

    North Carolina                                     56-1610635
-----------------------                     ------------------------------------
(State of Organization)                     (I.R.S. Employer Identification No.)

201 N. Tryon St., Charlotte, North Carolina               28202
-------------------------------------------    -----------------------------
(Address of principal executive offices)                (Zip Code)


        Registrant's telephone number, including area code (704) 379-9164
                                                           --------------

        Securities Registered Pursuant to Section 12(b) of the Act: NONE
                                                                   ------


        Securities Registered Pursuant to Section 12(g) of the Act: NONE
                                                                   ------

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

              5,100 limited partnership units as of March 22, 2001

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

         The General Partners or their affiliates currently serve as general partners in over 5 public and private partnerships that currently own various types of real property. None of the prior partnerships sponsored by the General Partners or their affiliates now contemplate the acquisition of any additional properties of the type purchased by the Registrant. However, the General Partners or their affiliates may sponsor additional public or private partnerships in the future. In addition, the General Partners and their affiliates are and will continue to be engaged in the business of real estate investment, development and management apart from their involvement in the Registrant.

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

         As of March 22, 2001, the Registrant did not directly employ any persons in a full-time position. Certain employees of the General Partners and affiliates performed services for the Registrant during the year.

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

         On June 29, 2000, the Partnership entered into a contract with Greenfield Development Company, LLC, to sell the entire tract of unimproved land for approximately $4,150,000, which equates to an average per acre price of $42,783. Under the terms of the contract, the potential purchaser had until November 6, 2000, to complete its due diligence, however, the potential purchaser requested two 90-day extensions of the closing date to provide them time to obtain a wetlands permit from the U.S. Army Corps of Engineers which permit is necessary to allow their proposed development. Greenfield Development has deposited $50,000 earnest money with the title agency upon the signing of the contract and an additional $25,000 earnest money with the first extension. An additional $50,000 earnest has been deposited with the title agency for the second extension. The contract closing date is thirty days after completion of their due diligence making the possible closing date June 6, 2001.

         During the fourth quarter of 1999, the Partnership recorded a non-cash charge of approximately $660,000, or approximately $130 per limited partnership unit, to write-down its unimproved land to its estimated realizable value.

ITEM 3 - LEGAL PROCEEDINGS

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In June 2000, an official ballot was sent to the Limited Partners requesting that they vote their "Approval" or "Disapproval" for the proposed sale of the property. Results of this ballot indicated 76.8% in favor of the proposed sale.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
         HOLDER MATTERS

         Transfer of the Units is subject to certain restrictions contained in the Limited Partnership Agreement. There is no established market for the Units and it is not anticipated that any will occur in the future. The Registrant is aware of no significant resale of Units since the Initial Closing on September 30, 1988. As of March 22, 2001, 524 persons were record owners of 5,100 Units.

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

ITEM 6 - SELECTED FINANCIAL DATA (AUDITED)

SELECTED STATEMENT OF OPERATIONS DATA

                                 Year Ended      Year Ended     Year Ended      Year Ended      Year Ended
                                December 31,    December 31,   December 31,    December 31,    December 31,
                                    2000            1999           1998            1997            1996
                                    ----            ----           ----            ----            ----
Interest and Other
   Income                           $6,056          $5,536        $505,387           $146             $60
Expenses                            28,845          24,754          29,949         26,734          27,280
   Property write-down                   0         661,551               0              0               0
                                 ---------       ---------       ---------      ---------       ---------
Net Gain (Loss)                   ($22,789)      ($680,769)       $475,438       ($26,588)       ($27,220)
                                 =========       =========       =========      =========       =========

Net Gain (Loss) Allocated
to Class A limited
Partners                          ($22,789)      ($680,684)       $475,438       ($26,584)       ($27,216)
                                 =========       =========       =========      =========       =========

Net Gain (Loss) Per Class A
limited partnership
Unit                                ($4.47)       ($133.47)         $93.22         ($5.21)         ($5.28)
                                 =========       =========       =========      =========       =========

SELECTED BALANCE SHEET DATA

                                 December 31,        December 31,       December 31,        December 31,        December 31,

                                     2000                1999               1998                1997                1996
                                     ----                ----               ----                ----                ----

Total Assets                      $3,714,091          $3,728,615         $4,407,721          $4,263,565          $4,262,844
Total Liabilities                    137,177             128,912            114,709             139,989             112,682
                                  ----------          ----------         ----------          ----------          ----------
Partner's Capital                 $3,576,914          $3,599,703         $4,293,012          $4,123,574          $4,150,162
                                  ==========          ==========         ==========          ==========          ==========


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, the Registrant had cash on hand of $113,032. Until the Registrant disposes of the Property, its only sources of additional capital are loans and the interest earned on its short-term investments. The Registrant's ability to maintain cash adequate to meet its needs will be dependent upon the availability of financing and successful operations of its real estate investment. In accordance with the Partnership Agreement, the General Partners are required to advance any additional funds needed for operations. ISCR is entitled to accrue interest on any loans provided to the Partnership at the rate of prime plus two percent.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEAR ENDED DECEMBER 31, 2000 TO THE FISCAL YEAR ENDED DECEMBER 31, 1999

         The Registrant reported a net loss in the amount of $22,789 for the year ended December 31, 2000, as compared to net loss of $680,789 for the year ended December 31, 1999. A loss from property write-down in the amount of $661,551 was recorded in 1999 to write-down the property to its estimated realizable value.

         Professional fees increased $2,680 during 1999 due to increased legal expenses from review of sale contracts. All other expenses were in line with those of the previous year.


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

         Interest expense decreased $1,365 as a result of the General Partner loan being paid in full in July 1998. Professional fees decreased $849 during 1999 due to decreased legal expenses. General and administrative expense decreased $2,982 as there were no environmental and market value studies performed as in the prior year.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is included as a separate section to this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements concerning the December 31, 2000, financial statements.


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

         Information as to ISCR, one of the current Co-Managing General Partners, is as follows:

                                      Information About Directors
      Name                              and Executive Officers
      ----                              ----------------------

J. Christopher Boone         Director and President of ISCR. He is 42 years old.

Robert B. McGuire            Treasurer of ISCR. He is 53 years old.

Michael D. Hearn             Director and Secretary of ISCR. He is 48 years old.

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

ITEM 11 - EXECUTIVE COMPENSATION

         No remuneration was paid or accrued for the account of any partner, officer or director of the General Partner during the Partnership fiscal year ended December 31, 2000.

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

Class A Limited                     Performance Investments, Inc. (PII)                     100         <0.1%

         As of March 22 2001, no persons known to the Registrant have beneficial ownership of more than 5% of the Units.

         As of March 22, 2001, none of the individual directors and officers of the General Partners had subscribed for Units.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 2000, there were no payments made to related parties in excess of $60,000.

         During the period ended December 31, 2000, ISCR earned $10,500 for monitoring the operations of the Registrant on behalf of the investors and performing certain administrative functions. However, the payment of such administrative fee is deferred until sale of the Property and return to the investors of their invested capital plus the preferred return. The deferred portion of this fee may accrue interest at the prime rate plus 1%.

         During 2000, the Partnership accrued interest at the rate of prime plus 2% on the outstanding balance of borrowing made against a note made by ISCR to the Partnership. This amount will not be paid until the property is sold or the Partnership is liquidated.


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

                           BY: ISC REALTY CORPORATION
                               GENERAL PARTNER



                           BY: /S/ J. CHRISTOPHER BOONE
                               ------------------------
                               J. CHRISTOPHER BOONE
                               PRESIDENT

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

        Signature                          Title                      Date
        ---------                          -----                      ----


/S/ J. Christopher Boone                                          March 22, 2001
-----------------------------                                     --------------
J. Christopher Boone                    Director and
                                        President of
                                        ISC Realty
                                        Corporation



/S/ Michael D. Hearn                                              March 22, 2001
-----------------------------                                     --------------
Michael D. Hearn                        Director and
                                        Secretary of
                                        ISC Realty
                                        Corporation

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS
                            FOR THE THREE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP
                              FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS............................1

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

STATEMENTS OF CASH FLOWS......................................................5

NOTES TO FINANCIAL STATEMENTS.................................................6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners of
Interstate Land Investors I, Limited Partnership
Charlotte, North Carolina

               We have audited the balance sheets of Interstate Land Investors I, Limited Partnership (a North Carolina limited partnership), as of December 31, 2000 and 1999 and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

               We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the managing general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interstate Land Investors I, Limited Partnership (a North Carolina limited partnership), as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with U.S. generally accepted accounting principles.

               As discussed in Note 2, the general partner has entered into a contract to sell all unimproved land held for sale. This sale, if consummated, will occur in the first or second quarter of the year 2001. Subsequent to the sale, if consummated, the Partnership will liquidate.




Charlotte, North Carolina
February 2, 2001

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                  DECEMBER 31,
--------------------------------------------------------------------------------


                                                       2000            1999
                                                       ----            ----

                                     ASSETS


Unimproved land held for sale                       $3,600,000       $3,600,000
Cash and cash equivalents                              113,032          127,556
Accounts receivable - related party                      1,059            1,059
                                                    ----------       ----------

                                                    $3,714,091       $3,728,615
                                                    ==========       ==========



                        LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES
    Administrative fees payable - related party     $  128,625       $  118,125
    Interest payable - related party                     8,552            7,775
    Distribution payable to limited partners                --            3,012
                                                    ----------       ----------

                                                       137,177          128,912
                                                    ----------       ----------

PARTNERS' CAPITAL
    Class A limited partners' interest (authorized,
         issued and outstanding 5,100 units)         3,576,953        3,599,739
    Subordinated limited partner's interest                 80               81
    General partners' capital deficiency                  (119)            (117)
                                                    ----------       ----------

                                                     3,576,914        3,599,703
                                                    ----------       ----------

                                                    $3,714,091       $3,728,615
                                                    ==========       ==========


                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                     FOR THE THREE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------


                                                          2000             1999            1998
                                                          ----             ----            ----

INCOME
    Interest                                            $  6,056        $   5,536       $   5,387
                                                        --------        ---------       ---------

OPERATING EXPENSES
    Professional fees                                     14,151           11,471          12,320
    Property tax                                             129              124             123
    Interest expense                                         777              691           2,056
    General and administrative                            13,788           12,468          15,450
    Write-down of land held for sale                          --          661,551              --
                                                        --------        ---------       ---------
                                                          28,845          686,305          29,949
                                                        --------        ---------       ---------

        Loss from operations                             (22,789)        (680,769)        (24,562)

SETTLEMENT FROM LAWSUIT                                       --               --         500,000
                                                        --------        ---------       ---------

        Net income (loss)                               $(22,789)       $(680,769)      $ 475,438
                                                        ========        =========       =========

NET INCOME (LOSS) ALLOCATED TO
    Class A limited partners                            $(22,786)       $(680,684)      $ 475,378
    Subordinated limited partner                              (1)             (17)             12
    General partners                                          (2)             (68)             48
                                                        --------        ---------       ---------

                                                        $(22,789)       $(680,769)      $ 475,438
                                                        ========        =========       =========
Weighted average Class A limited
    partnership units outstanding                          5,100            5,100           5,100
                                                        ========        =========       =========

Net income (loss) per weighted average Class A
    limited partnership unit                            $  (4.47)       $ (133.47)      $   93.22
                                                        ========        =========       =========

Loss from operations per  weighted average Class A
    limited partnership unit                            $  (4.47)       $ (133.47)      $   (4.82)
                                                        ========        =========       =========

                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP
                     STATEMENT OF PARTNERS' CAPITAL FOR THE
               THREE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------


                                                                   SUBORDINATED
                                    CLASS A LIMITED PARTNERS    --------------------
                                    ------------------------    LIMITED     GENERAL
                                      UNITS        AMOUNT       PARTNER     PARTNERS       TOTAL
                                    ---------   ------------    -------     --------       -----

Partners' capital (deficiency) -
    January 1, 1998                   5,100      $4,123,584       $ 86       $ (96)      $4,123,574

Net income, year ended
    December 31, 1998                    --         475,378         12          48          475,438

Distributions to partners                --        (306,000)        --          --         (306,000)
                                      -----      ----------       ----       -----       ----------


Partners' capital (deficiency) -
    December 31, 1998                 5,100       4,292,962         98         (48)       4,293,012

Net loss, year ended
    December 31, 1999                    --        (680,684)       (17)        (68)        (680,769)

Distributions to partners                --         (12,539)        --          (1)         (12,540)
                                      -----      ----------       ----       -----       ----------

Partners' capital (deficiency) -
    December 31, 1999                 5,100       3,599,739         81        (117)       3,599,703

Net loss, year ended
    December 31, 2000                    --         (22,786)        (1)         (2)         (22,789)
                                      -----      ----------       ----       -----       ----------

Partners' capital (deficiency) -
    December 31, 2000                 5,100      $3,576,953       $ 80       $(119)      $3,576,914
                                      =====      ==========       ====       =====       ==========

                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                     FOR THE THREE YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------


                                                                      2000            1999            1998
                                                                      ----            ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                               $(22,789)       $(680,769)      $ 475,438
    Adjustments to reconcile net income (loss) to net
        cash provided by (used for) operating activities:
           Write-down of land held for sale                               --          661,551              --
           Increase in accrued liabilities - related party            11,277           11,191          11,855
                                                                    --------        ---------       ---------

               Net cash provided by (used for) operating
                   activities                                        (11,512)          (8,027)        487,293
                                                                    --------        ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in line-of-credit payable -
        related party                                                     --               --         (37,137)
    Distributions to partners                                         (3,012)          (9,528)       (306,000)
                                                                    --------        ---------       ---------

               Net cash used for financing
                   activities                                         (3,012)          (9,528)       (343,137)
                                                                    --------        ---------       ---------

                Net increase (decrease) in cash and cash
                   equivalents                                       (14,524)         (17,555)        144,156

CASH AND CASH EQUIVALENTS, BEGINNING
    OF YEAR                                                          127,556          145,111             955
                                                                    --------        ---------       ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $113,032        $ 127,556       $ 145,111
                                                                    ========        =========       =========

SUPPLEMENTAL SCHEDULE FOR NONCASH
    FINANCING ACTIVITIES:

        Liability for partner distribution paid after year-end      $     --        $   3,012       $      --
                                                                    ========        =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION

        Interest expense paid                                       $     --        $      --       $     700
                                                                    ========        =========       =========

                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION

           Interstate Land Investors I, Limited Partnership (the Partnership) is a North Carolina limited partnership formed May 18, 1988, to acquire for investment, hold for appreciation and ultimately dispose of, without substantial improvement, approximately 97 acres of undeveloped land in York County, South Carolina. The Partnership shall continue its existence without interruption subject to the terms and conditions set forth in the partnership agreement and the provisions of the Revised Uniform Limited Partnership Act of the State of North Carolina.

           Until January 1, 1992, the managing general partner was Performance Investments, Inc. (PII), which is 100% owned by Mr. William Garith Allen and a family member. Mr. Allen and ISC Realty Corporation
           (ISCR) are also general partners in the Partnership and effective January 1, 1992, assumed the role of co-managing general partners. In November 1991 PII consented to the conversion of its interest to that of a Class A limited partner, to become effective January 1, 1992. PII, however, retains the same interest in the Partnership's net profit, losses and distributions as it had as a general partner subject to the same priority of the other Class A limited partners. Interstate Development Associates (IDA) is holder of the subordinated limited partner interest, which may be assigned by IDA to any of its affiliates at any time. Mr. Allen is a 50% general partner in IDA. During 1999, Mr. Allen resigned as partner and his partnership interest was assigned to ISC Realty Corporation due to settlement of a lawsuit (see Note 5).

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

        CASH EQUIVALENTS

           For the purposes of the statements of cash flows, the Partnership considers all highly liquid investments having original maturities of three months or less to be cash equivalents. At December 31, 2000, 1999 and 1998, the Partnership's cash consisted of monies deposited through Wachovia Securities, Inc. (a related company to ISCR) in a money market fund.

        UNIMPROVED LAND HELD FOR SALE

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

           During 2000, the Partnership entered into a contract to sell its primary asset, unimproved land.

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

        ORGANIZATIONAL AND SYNDICATION COSTS

           Various expenses and fees paid in connection with organizing the Partnership (including an organizational fee of $150,000 paid to ISCR) have been capitalized and amortized using the straight- line method over a 60-month period. These costs have been fully amortized in prior years. Other fees and expenses (including sales commissions of $346,360 paid to Interstate/Johnson Lane Corporation, a related company to ISCR) related to the sale of limited partnership interests in the Partnership have been classified as syndication costs and charged directly against partners' capital.

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

        DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the value.

              Cash, Cash Equivalents, Receivables Accounts Payable and Accrued
                   Expenses - The carrying amount approximates fair value because of the short-term nature of these instruments.

              Line-of-Credit Payable - In the general partner's opinion, the fair value of the Partnership's long-term debt approximates its carrying value.

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


NOTE 2 - UNIMPROVED LAND HELD FOR SALE

        PROVISION FOR WRITE-DOWN OF UNIMPROVED LAND

           The general partner periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these assets will be sufficient to recover the recorded asset

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 2 - UNIMPROVED LAND HELD FOR SALE, CONTINUED

           values. During the fourth quarter of 1999, the Partnership recorded a non-cash charge of approximately $660,000, or approximately $130 per limited partnership unit, to write-down its unimproved land to its estimated realizable value.

        POTENTIAL SALE

           During the second quarter of 2000, the Partnership entered into a contract to sell the Partnership's primary asset, unimproved land, for approximately $4,150,000. Under the terms of the contract, the purchaser had until November 6, 2000 to complete their due diligence. However, the potential purchaser requested two 90-day extensions of the closing date to provide them time to obtain a wetland permit from the U.S. Corp of Engineers which is necessary to allow the development proposed by the purchaser of the property. The purchaser deposited $50,000 earnest money with the title agency upon the signing of the contract and an additional $25,000 earnest money with the first extension. An additional $50,000 earnest money must be deposited with the title agency should they require a second extension. The contract closing date is thirty days after completion of their due diligence making the first possible closing date March 6, 2001 and, if necessary, the second closing date June 6, 2001.


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

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

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

           The Partnership incurred expenses of $10,500 in 2000, 1999 and 1998, for services rendered by ISCR in connection with certain administrative functions of the Partnership. Since payment of these fees is deferred as described in Note 1, the fees are included as accrued administrative fees in the accompanying balance sheets, and as a general and administrative expense in the accompanying statements of operations.

           See Note 1 for fees paid to ISCR and its affiliates in connection with organizing the Partnership and the subsequent sale of limited partnership interests.

           The Partnership has the same general partners as, and owns land adjacent to, Interstate Land Investors II, Limited Partnership (Interstate II). The property owned by Interstate II is in direct competition with the Partnership's property. No financial statement transactions have occurred between these Partnerships.


NOTE 5 - SETTLEMENT FROM LAWSUIT

           During 1998 the Partnership settled the claim against its former general partner in exchange for an assignment to a third party, a $500,000 cash payment and relinquishment of his interest in the Partnership. A mutual release was signed in conjunction with this settlement.


NOTE 6 - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAXABLE INCOME (LOSS)

           A reconciliation of financial statement net income (loss) and taxable income (loss) is as follows:


                                            2000        1999          1998
                                          --------    ---------     --------

Financial statement net income (loss)     $(22,789)   $(680,769)    $475,438
Plus:  Temporary non-deductible expenses
           to related party                 11,277       11,191       11,855
Plus:  Write-down of land held for sale         --      661,551           --
                                          --------    ---------     --------

       Taxable income (loss)              $(11,512)   $  (8,027)    $487,293
                                          ========    =========     ========

                          INTERSTATE LAND INVESTORS I,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 7 - POTENTIAL LIQUIDATION OF PARTNERSHIP

        Should the sale of the unimproved land held for sale (see Note 2) be consummated, the Partnership will be liquidated during the year ended December 31, 2001.