Form 10-Q
period 2001-03-31
INTERSTATE LAND INVESTORS I LTD PARTNERSHIP
filed 2001-05-11
CIK 835248

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

                    For Quarterly Period Ended MARCH 31, 2001
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

5,100 limited partnership units outstanding at May 9, 2001

                   Page 1 of [9] Sequentially Numbered Pages

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

                                                                 March 31,
                                                                   2001             December 31,
                                                                (Unaudited)             2000
                                                               ------------         ------------
     ASSETS:

Land Held for Sale                                             $  3,600,000         $  3,600,000
Cash and Cash Equivalents                                           103,967              113,032
Other Assets                                                          1,059                1,059
                                                               ------------         ------------

                                                               $  3,705,026         $  3,714,091
                                                               ============         ============


     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Note Payable                                                          8,552                8,552
Accrued Liabilities                                                 128,655              128,625
                                                               ------------         ------------

                                                                    137,207              137,177
                                                               ------------         ------------

Class A Limited Partners' Interest                                3,567,858            3,576,953
Subordinated Limited Partners' Interest                                  80                   80
General Partners' Interest                                             (120)                (119)
                                                               ------------         ------------

                                                                  3,567,818            3,576,914
                                                               ------------         ------------

                                                               $  3,705,026         $  3,714,091
                                                               ============         ============


                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                   Three              Three
                                                  Months             Months
                                                   Ended              Ended
                                                 March 31,          March 31,
                                                   2001               2000
                                                ----------         ----------
INCOME:
Interest Income                                 $    1,468         $      986
                                                ----------         ----------
                                                     1,468                986

EXPENSES:
 Property Tax Expense                                   30                 30
 Professional and Legal Fees                         8,604              6,133
 General and Administrative Costs                    1,930                888
                                                ----------         ----------

 Total Expenses                                     10,564              7,050
                                                ----------         ----------

NET LOSS                                        $   (9,096)        $   (6,064)
                                                ==========         ==========

NET LOSS ALLOCATION:
General Partners                                        (1)                (1)
Class A Limited Partners                            (9,095)            (6,063)
                                                ----------         ----------

 Total Net Loss
  Allocated to Partners                         $   (9,096)        $   (6,064)
                                                ==========         ==========


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                                   5,100              5,100
                                                ----------         ----------

NET LOSS PER CLASS A
 LIMITED PARTNERSHIP UNIT                       $    (1.78)        $    (1.19)
                                                ==========         ==========


                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                CONDENSED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (Unaudited)

                                                                                   Subordinated
                                              General            Limited             Limited
                                             Partners            Partners            Partner             Total
                                           -----------         -----------         ------------       -----------
Partners' Equity (Deficit)
  at December 31, 1999                     $      (117)        $ 3,599,739         $        81        $ 3,599,703

Net Loss for the Three Months
  Ended March 31, 2000                              (1)             (6,063)                  0             (6,064)
                                           -----------         -----------         -----------        -----------


PARTNERS' EQUITY (DEFICIT)
 AT MARCH 31, 2000                         $      (118)        $ 3,593,676         $        81        $ 3,593,639
                                           ===========         ===========         ===========        ===========


                                                                                   Subordinated
                                              General            Limited             Limited
                                             Partners            Partners            Partner             Total
                                           -----------         -----------         ------------       -----------
Partners' Equity (Deficit)
  at December 31, 2000                     $      (119)        $ 3,576,953         $        80        $ 3,576,914

Net Loss for the Three Months
  Ended March 31, 2001                              (1)             (9,095)                  0             (9,096)
                                           -----------         -----------         -----------        -----------


PARTNERS' EQUITY (DEFICIT)
 AT MARCH 31, 2001                         $      (120)        $ 3,567,858         $        80        $ 3,567,818
                                           ===========         ===========         ===========        ===========



                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

                                                               Three Months        Three Months
                                                                  Ended               Ended
                                                                 March 31,           March 31,
                                                                   2001                2000
                                                               (Unaudited)         (Unaudited)
                                                               ------------        ------------
CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss                                                       $    (9,096)        $    (6,064)

Adjustments to reconcile net loss to
  net cash provided by (used for) operations:

  Increase in Accrued Liabilities                                       30                  30
                                                               -----------         -----------

Net Cash Used for Operating Activities                              (9,066)             (6,034)

CASH FLOW FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable                          0              (3,012)
                                                               -----------         -----------
Net Cash Provided by (Used by) Financing Activities                      0              (3,012)

Increase (Decrease) in Cash and Cash Equivalents                    (9,066)             (9,046)
                                                               -----------         -----------

Cash and Cash Equivalents at Beginning of period                   113,032             127,556
                                                               -----------         -----------

Cash and Cash Equivalents at End of Period                     $   103,967         $   118,510
                                                               ===========         ===========


                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2001

1.       BASIS OF PRESENTATION:

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.       ORGANIZATION:

         Interstate Land Investors I Limited Partnership (the "Partnership" or "Registrant") is a North Carolina limited partnership. The Partnership filed a registration statement in 1988 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The offering became effective September 7, 1988, and was terminated September 30, 1988. Capital Contributions of $100 were received from the general partners and $5,100,000 from the limited partners. The limited partnership interests were sold in $1,000 units. On May 8, 2001, there were 524 unit holders of record. The Partnership's business now consists of holding for investment, disposing, and otherwise dealing in 97 acres of undeveloped land (the "Property") located in York County, South Carolina. On May 10, 2001, the Partnership sold all 97 acres of the Property.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, the Registrant had excess cash on hand in the amount of $103,967. This amount reflects the remainder that was retained for working capital from the $500,000 proceeds received from the Wm. G. Allen legal settlement, less the $306,000 distribution to the partners on July 31, 1998, and the payoff of the $50,337 outstanding loan.

         On May 10, 2001, all 97 acres of the property was sold to Greenfield Development for $4,176,315.

2.       RESULTS OF OPERATIONS

         The Partnership reported a net loss of $9,096 for the three months ended March 31, 2001, as compared to $6,064 for the same period in 2000.

         Interest income increased from $986 for the three months ended March 31, 2000 to $1,468 for the three months ended March 31, 2001, due to January interest being inadvertently omitted in the first quarter of 2000 statements. Professional and legal fees increased from $6,133 for the three months ended March 31, 2000 to $8,604 for the same period in 2001 due to the legal work on the new contract for the sale of the property (See Note 5). General and administrative expenses totaled $1,930 for the three months ended March 31, 2001, as compared to $888 for the same period in 2000 due to increased costs for outsourcing for partnership transfers and database maintenance.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         On June 29, 2000, the Partnership entered into a contract with Greenfield Development Company, LLC, to sell the entire tract of unimproved land. Under the terms of the contract, the potential purchaser had until November 6, 2000, to complete its due diligence, however, the potential purchaser requested two 90-day extensions of the closing date to provide them time to obtain a wetlands permit from the U.S. Army Corps of Engineers which permit is necessary to allow their proposed development. Greenfield Development has deposited $50,000 earnest money with the title agency upon the signing of the contract and an additional $25,000 earnest money with the first extension. An additional $50,000 earnest has been deposited with the title agency for the second extension. On May 10, 2001, Greenfield purchased all 97 acres of the property for $4,176,315 which subsequent cash distribution equates to approximately $750 per limited partnership unit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the three months ended March 31, 2001.

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


DATE:  MAY 9, 2001
     ----------------------