Form 10-Q
period 2001-06-30
INTERSTATE LAND INVESTORS I LTD PARTNERSHIP
filed 2001-08-14
CIK 835248

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

                    For Quarterly Period Ended JUNE 30, 2001
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

No limited partnership units outstanding at August 11, 2001

                    Page 1 of 8 Sequentially Numbered Pages

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS
                   AS OF JUNE 30, 2001, AND DECEMBER 31, 2000

                                                         June 30,
                                                           2001             December 31,
                                                        (Unaudited)             2000
                                                        -----------         -----------


     ASSETS:

Land Held for Sale                                      $         0         $ 3,600,000
Cash and Cash Equivalents                                    45,229             113,032
Other Assets                                                      0               1,059
                                                        -----------         -----------

                                                        $    45,229         $ 3,714,091
                                                        ===========         ===========


     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Accrued Liabilities                                               0               8,552
Note Payable                                                      0             128,625
                                                        -----------         -----------
                                                                  0             137,177
                                                        -----------         -----------

Class A Limited Partners' Interest                           45,621           3,576,953
Subordinated Limited Partners' Interest                          80                  80
General Partners' Interest                                     (472)               (119)
                                                        -----------         -----------

                                                             45,229           3,576,914
                                                        -----------         -----------

                                                        $    45,229         $ 3,714,091
                                                        ===========         ===========

                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                            Three             Three                Six                Six
                                            Months            Months              Months             Months
                                            Ended             Ended               Ended              Ended
                                           June 30,          June 30,            June 30,           June 30,
                                             2001              2000                2001               2000
                                         -----------        -----------         -----------        -----------

INCOME:
Interest Income                               17,787              1,523              19,256              2,509
Sale of Real Estate                        4,176,315                  0           4,176,315                  0
Other Income - Legal Settlement                    0                261                   0                261
                                         -----------        -----------         -----------        -----------

                                           4,194,102              1,784           4,195,571              2,770
EXPENSES:
 Property Taxes                                    0                 30                  30                 60
 Insurance Expense                                 0                216                   0                216
 Professional and Legal Fees                   4,335              1,792              12,939              7,925
Cost of Real Estate Sale                   3,909,310                  0           3,909,310                  0
 General and Administrative Costs              3,546              2,142               5,477              3,030
                                         -----------        -----------         -----------        -----------


 Total Expenses                            3,917,191              4,181           3,927,756             11,231
                                         -----------        -----------         -----------        -----------

NET INCOME (LOSS) before taxes           $   276,912        ($    2,397)        $   267,815        ($    8,461)

Income Tax Expense                                 0                  0                   0                  0
                                         -----------        -----------         -----------        -----------

NET INCOME (LOSS)                            276,912             (2,397)            267,815             (8,461)
                                         ===========        ===========         ===========        ===========

NET INCOME (LOSS) ALLOCATION:
General Partners                                  28                 (0)                 27                 27
Class A Limited Partners                     276,884             (2,397)            267,788             (8,460)
                                         -----------        -----------         -----------        -----------

 Total Net Income (Loss)
  Allocated to Partners                  $   276,912        ($    2,397)        $   267,815        ($    8,433)
                                         ===========        ===========         ===========        ===========


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                             5,100              5,100               5,100              5,100
                                         -----------        -----------         -----------        -----------

NET INCOME (LOSS) PER CLASS A
 LIMITED PARTNERSHIP UNIT                $     54.30        ($     0.47)        $     52.51        ($     1.65)
                                         ===========        ===========         ===========        ===========

                  See Notes to Condensed Financial Statements

                              INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP
                             CONDENSED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                              FOR THE SIX MONTHS ENDED JUNE 30, 2001, AND 2000

                                                (Unaudited)

                                                                                  Subordinated
                                              General            Limited             Limited
                                              Partners           Partners            Partner              Total
                                            -----------         -----------         -----------        -----------

Partners' Equity (Deficit)
  at December 31, 1999                      ($      117)        $ 3,599,739         $        81        $ 3,599,703

Net Income (Loss) for the Six Months
  Ended June 30, 2000                                (1)             (8,460)                  0             (8,461)
                                            -----------         -----------         -----------        -----------


PARTNERS' EQUITY (DEFICIT)
 AT JUNE 30, 2000                           ($      118)        $ 3,591,279         $        81        $ 3,591,242
                                            ===========         ===========         ===========        ===========


                                                                                  Subordinated
                                              General            Limited             Limited
                                              Partners           Partners            Partner              Total
                                            -----------         -----------         -----------        -----------

Partners' Equity (Deficit)
  at December 31, 2000                      ($      119)        $ 3,576,953         $        80        $ 3,576,914

Net Income (Loss) for the Six Months
  Ended June 30, 2001                                27             267,788                   0            267,815
Less Cash Distributions                            (380)         (3,799,120)                  0         (3,799,500)

PARTNERS' EQUITY (DEFICIT)
 AT JUNE 30, 2001                           ($      472)        $    45,621         $        80        $    45,229
                                            ===========         ===========         ===========        ===========

                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                     Six Months          Six Months
                                                                        Ended              Ended
                                                                       June 30,           June 30,
                                                                         2001               2000
                                                                     (Unaudited)         (Unaudited)
                                                                     -----------         -----------

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                    $   267,815         ($    8,461)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operations:

  (Decrease) Increase in Accrued Liabilities                            (137,177)                 60
                                                                     -----------         -----------

Net Cash Provided by (Used for) Operating Activities                     130,638              (8,401)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of Land                                                         3,600,000                   0
  Decrease in Note Receivable                                              1,059                   0
                                                                     -----------         -----------

Net Cash Provided by Investing Activities                              3,601,059                   0

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Limited Partners                                     (3,799,500)             (3,012)
                                                                     -----------         -----------
Net Cash Used for Provided by (Used for) Financing Activities         (3,799,500)             (3,012)
                                                                     -----------         -----------

Decrease in Cash and Cash Equivalents                                    (67,803)            (11,413)
                                                                     -----------         -----------

Cash and Cash Equivalents at Beginning of period                         113,032             127,556
                                                                     -----------         -----------

Cash and Cash Equivalents at End of Period                           $    45,228         $   116,143
                                                                     ===========         ===========

                  See Notes to Condensed Financial Statements

                 INTERSTATE LAND INVESTORS I LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2000

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2. ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES:

Interstate Land Investors I Limited Partnership (the "Partnership" or "Registrant") is a North Carolina limited partnership. The Partnership filed a registration statement in 1988 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The offering became effective September 7, 1988, and was terminated September 30, 1988. Capital Contributions of $100 were received from the general partners and $5,100,000 from the limited partners. The limited partnership interests were sold in $1,000 units. On August 11, 2001, there were 524 unit holders of record. On May 11, 2001, the Partnership sold all 97 acres of undeveloped land (the "Property") located in York County, South Carolina, to Greenfield Development for $4,176,315. The Partnership will be liquidated in the third or fourth quarter of 2001.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Registrant had cash on hand in the amount of $45,229. This amount reflects the remainder of the proceeds received from the sale of all 97 acres of the Property and the cash distribution to limited partners in the amount of $3,799,500 or $745 per unit. The Registrant will retain this cash balance to pay for final tax paperwork, audit and database maintenance for the partnership.

2. RESULTS OF OPERATIONS

         The Partnership reported a net income $267,815 for the six months ended June 30, 2001, as compared to the net loss of $8,460 for the six months ended June 30, 2000. The income reflects the revenue from the sale of the property.

         Professional and legal fees increased from $7,925 to $12,939 reflecting higher legal fees incurred from the review of documents pertaining to the sale of the property. Closing costs pertaining to the sale of the property were $445,459. General and administrative expenses increased from $3,030 to $5,476, reflecting higher database maintenance fees paid in the current year.



                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         On June 29, 2000, the Partnership entered into a contract with Greenfield Development Company, LLC, to sell the entire tract of unimproved land for $4,176,315 or $45,000 acre. Limited partners voted their majority and notice of limited partner majority vote approving the sale was given on August 7, 2000. On May 11, 2001, Greenfield purchased all 97 acres of the property. On June 29, 2001, a cash distribution of $745 per unit was distributed to the limited partners. The partnership is now liquidated.

         The contract also included the purchase of approximately 97 acres of land owned by Interstate Lane Investors II. A majority of the investors in that Partnership have approved the sale and the property was sold on May 11, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             Form 8-K was filed on May 11, 2001.


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


DATE:    AUGUST 11, 2001